Form 10-Q
period 1990-03-31
ADMIRAL FINANCIAL CORP
filed 1996-09-05
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Nine Months Ended March 31, 1990

                         Commission File Number 0-17214

                             ADMIRAL FINANCIAL CORP.

                 State of Florida          I.R.S. No. 59-2806414

                             825 Arthur Godfrey Road
                           Miami Beach, Florida 33140

                        Telephone Number: (305) 672-5800

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                           Yes [X]           No [ ]

                          Common Stock $.001 Par Value
                Outstanding Shares at March 31, 1990: 10,985,046

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets                      1

           Consolidated Statements of Operations            2

           Consolidated Statements of Cash Flows            3

           Notes to Consolidated Financial Statements       4

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                            5


                                     PART II

                                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                 8

                                                                             PART I  -  FINANCIAL INFORMATION

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                     ASSETS                                                    MARCH 31, 1990   JUNE 30, 1989
                                                                               --------------   -------------
                                                                                (Unaudited)
Cash                                                                           $       6,081    $       2,262
Prepaid expenses and other assets                                                     65,628           83,170
Net assets of Haven Federal Savings and
           Loan Association (notes 1 and 2)                                                0      196,801,331
                                                                               -------------    -------------
                  Total assets                                                 $      71,709    $ 196,886,763
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                                         $      23,055    $      44,276
Net liabilities of Haven Federal Savings
           and Loan Association (notes 1 and 2)                                            0      209,964,106
                                                                               -------------    -------------
                  Total liabilities                                                   23,055      210,008,382

Preferred stock, $.01 par value, Authorized
           6,000,000 shares, none outstanding

Common stock, $.001 par value,
           50,000,000 shares authorized,
           10,987,000 shares issued                                                   10,987           10,987
           Treasury stock, 1,954 and 1,954 shares, at cost                                 0                0
Additional paid-in capital                                                           680,710          680,710
Deficit                                                                             (643,043)     (13,813,316)
                                                                               -------------    -------------
           Total stockholders' (deficit) equity                                       48,654      (13,121,619)
                                                                               -------------    -------------
           Total liabilities and stockholders'
                  (deficit) equity                                             $      71,709    $ 196,886,763
                                                                               =============    =============

          See accompanying notes to consolidated financial statements.



                                                                PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED MAR 31   NINE MONTHS ENDED MAR 31
                                          -------------------------   ------------------------
                                             1990          1989          1990          1989
                                          ----------    ----------    ----------    ----------
Interest Income                                  121           179           795         1,315
Other income                                       0                       1,540            25
                                          ----------    ----------    ----------    ----------
           Total income                          121           179         2,335         1,340

Expense
           Employee Compensation                   0        14,376        26,731        38,462
           Other                              16,274        11,353        43,521        60,711
                                          ----------    ----------    ----------    ----------

           Total expense                      16,274        25,729        70,252        99,173

           Loss from discontinued
                 operation (note 2)                0      (711,998)            0    (2,088,550)
                                          ----------    ----------    ----------    ----------
Net loss                                  $  (16,153)     (737,548)      (67,917)   (2,186,383)
                                          ==========    ==========    ==========    ==========

Loss per share                            $    (.001)   $    (.067)   $    (.006)   $    (.199)
                                          ==========    ==========    ==========    ==========

Dividend per share                              --            --            --            --
                                          ==========    ==========    ==========    ==========

Weighted average number
   of shares outstanding                  10,985,046    10,986,046    10,985,046    10,985,046
                                          ==========    ==========    ==========    ==========


           See accompanying notes to consolidated financial statements



                                                                                  PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED MARCH 31
                                                                                   ------------------------------
                                                                                       1990             1989
                                                                                   -------------   --------------
Cash flows from operating activities:

Net loss                                                                          $     (67,917)   $  (2,186,383)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital                             13,438,190                0
Decrease in prepaid expenses and other assets                                            17,542            1,698
Decrease (increase) in net assets of
   Haven Federal                                                                    196,601,331      (21,371,339)
(Decrease) in accrued expenses and other liabilities                                    (21,221)         (82,579)
(Decrease) Increase in net liabilities of
   Haven Federal                                                                   (209,964,106)      23,534,887
                                                                                  -------------    -------------

Net cash provided (used) by operating activities                                          3,819         (103,716)

Cash and cash equivalents, beginning of year                                              2,262          109,760
                                                                                  -------------    -------------

Cash and cash equivalents, end of quarter                                         $       6,081    $       6,044
                                                                                  =============    =============


           See accompanying notes to consolidated financial statements

                                                  PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. In the opinion of management, the accompanying consolidated financial statements contain all the Adjustments (principally consisting of normal recurring accruals and the confiscation of all the principal assets of the Company by the United States government) necessary to present fairly the financial statements of Admiral Financial Corp. ('Admiral') and Subsidiary.

Note 2. Due to Admiral's intent to dispose of its wholly-owned subsidiary, Haven Federal Savings and Loan Association ('Haven') at all pertinent times prior to the confiscation of the Subsidiary by the United States government, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 1990 and 1989.

                                                  PART I - FINANCIAL INFORMATION


                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Admiral Financial Corp. was formed in 1987 to acquire an insolvent savings and loan association in a supervisory acquisition solely with private investment funds, and without the benefit of any federal assistance payments. Admiral acquired Haven Federal Savings and Loan Association of Winter Haven, Florida on June 16, 1988. In that acquisition transaction, Admiral issued 8,000,000 new common shares in exchange for assets (primarily real estate and a profitable business engaged in the purchase and redemption of Florida tax sale certificates) having a fair market value of approximately $40 million, subject to approximately $27 million of mortgages and other liabilities, and less approximately $1 million of fees and expenses (necessary to provide the proper forms and documentation in accordance with government rules and regulations), for a net equity contribution of approximately $12 million. Admiral then contributed virtually all of these net assets and liabilities to the capital of Haven, plus an additional 987,000 new common shares of Admiral, in exchange for 100% of the outstanding shares of Haven in an approve "supervisory acquisition" of an insolvent thrift institution. Admiral has had substantially no assets or operations other than its investment in Haven.

In the agreement allowing Admiral to acquire Haven in the supervisory acquisition, Haven was credited with new capital under "Regulatory Accounting Principles" (RAP) then in effect equal to $11 million. This amount was computed by taking into account the $13 million fair market value of the net assets contributed by Admiral to Haven, less the $1 million of fees and costs incurred, and less an additional $1 million resulting from reduced valuations of certain of the contributed assets for purposes of calculating Haven's RAP equity by the appraisal division of the Federal Home Loan Bank Board.

A condition to the Federal Home Loan bank Board ("FHLBB") Resolution approving the acquisition of control of Haven by Admiral (the "Agreement") required that Admiral account for the acquisition of Haven under the "purchase" method of accounting, whereby an asset in the nature of "Goodwill" would be realized, generally, to the extent of any previous negative net worth of the acquired insolvent thrift, plus the excess of the fair market values of the contributed assets over their respective historical costs. Haven's regulatory goodwill of approximately $20 million was, in accordance with the Agreement, to be amortized against earnings over a period of twenty-five years.

Another condition to the Agreement required that Admiral execute a Regulatory Capital Maintenance/Dividend Agreement which provided certain remedies if Haven and Admiral were unable to liquidate, on a scheduled basis ending June 30, 1990, the real estate used by Admiral to capitalize its acquisition of Haven. The remedies of the Federal Savings and Loan Insurance Corporation ("FSLIC") agreed to by Admiral in the Agreement include the right of the FSLIC to (1) vote the common stock of Haven; (ii) remove the board of directors of Haven; and/or (iii) dispose of any or all of the voting securities of Haven owned by Admiral.

The failure of Admiral and Haven to liquidate the real estate in accordance with the agreement with the FHLBB could cause the forfeiture to the FSLIC of all shares of Haven. If the voting securities of Haven were so forfeited, the stockholders of Admiral would still hold their shares of Admiral. However, Admiral would have lost substantially its only asset, and the shares of Admiral common stock, after such forfeiture, could have little or no value. As reported earlier on Form 8-K dated March 8, 1990, Haven was confiscated on March 2, 1990.

At all times, Haven has been successful in meeting the real estate liquidation requirements imposed by the Agreement, including any extensions of time granted thereunder. However, Haven has experienced a $4.3 million erosion of its regulatory capital due in large part to losses sustained as a result of liquidating the real estate under the "fire sale" conditions imposed by the Agreement. This loss, together with other operating losses and goodwill amortization expenses, caused Haven to fail to meet its minimum capital requirement as of March 31, 1989 and at all times thereafter. Admiral and Haven continued to abide by the Agreement entered into with the FHLBB, to its financial detriment, in spite of the United States government's assertion that the enactment of FIRREA retroactively eliminates the need for the government (or any of its instrumentalities) to live up to any express or implied agreements which may be contrary to the subsequent legislation, without the necessity of the retroactive return of Admiral's $13+ million of net capital invested in Haven.

Under the Agreement, Admiral is obligated to cause the regulatory capital of Haven to be maintained at a level at or above the minimum regulatory capital requirement and, if necessary, infuse additional equity capital into Haven. Admiral was notified by the FHLBB on July 17, 1989 that Admiral was in default of the Agreement and had 90 days (i.e. until October 16. 1989) to cure the default. Admiral has virtually no assets other than the stock of Haven, and has no other means available to cure the default. To date, Admiral has not infused the additional capital required. The net assets of Haven, including Admiral's $13 million of contributed equity, were confiscated on March 2, 1990.

The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted into law on August 9, 1989. FIRREA imposed, by no later than December 7, 1989, more stringent capital requirements upon savings institutions than those previously in effect. Haven did not meet these new capital requirements. Because of certain provisions of FIRREA relating primarily to the treatment of intangible assets, management estimates that Admiral would have been required under the Agreement to infuse additional capital of approximately $18 million by December 7, 1989. Admiral did not meet this additional capital requirement.

Admiral and Haven have applied for relief from the requirements of the Resolution and the Agreement. Haven has also applied for regulatory relief from sanctions imposed by FIRREA for failing to meet the minimum regulatory capital requirements. Furthermore, Admiral and Haven have also applied for federal assistance payments under a FIRREA provision for assistance which management believes is directly applicable to Admiral/Haven's current situation. There can be no assurance that Admiral or Haven will be granted any form of relief or assistance. Admiral received no notice of any hearings prior to the confiscation of Haven.

Since Haven was the only significant asset owned by Admiral, the Admiral common stock has little or no continuing value.

LIQUIDITY AND CAPITAL RESOURCES

Admiral has been reduced to a corporate "shell," with no operations or current activity. There is very little corporate liquidity, no available capital resources, and no immediately foreseeable prospects for the future improvement of Admiral's financial picture.

Admiral management intends to seek a new line of business. as yet unidentified. In connection therewith, Admiral's management believes that a restructuring of Admiral may be necessary in order to raise capital for new operations, and any such restructuring may have a substantial dilutive effect upon Admiral's existing shareholders. Admiral has no ongoing commitments or obligations other than with respect to its obligations related to the acquisition of Haven.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1990 AND 1989

The primary change in the operations of the parent company has been a reduction in expenses from $25,729 in the three months ended March 31, 1989 to $16,274 for the comparable period in 1990, and the elimination of subsidiary operations. The decrease in expenses was due mostly to the discontinuance of directors fees, and the suspension of all employee compensation.

In 1989, Haven experienced a loss of $711,998. Now there is no Haven.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1990 AND 1989

The primary change in the operations of the parent company has been a reduction in expenses from $99,173 in the nine months ended March 31, 1989 to $70,252 for the comparable period in 1990, and the elimination of subsidiary operations. The decrease in expenses was due mostly to the discontinuance of directors fees and employee compensation during the quarter ended March 31, 1990.

In 1989, Haven experienced a loss of $2,088,550 for the nine months ended March 31, 1989. Now there is no Haven.

                                                     PART II - OTHER INFORMATION

                  ITEM 6(B) - EXHIBITS AND REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 1989:

DATE FILED          ITEM NUMBER          DESCRIPTION OF EVENT
- ----------          -----------          --------------------
March 8, 1990       2 - Disposition      Confiscation of Haven by United States
                                         government

                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ADMIRAL FINANCIAL CORP. (Registrant)


Date:  September 4, 1996             By:  /s/ WM. LEE POPHAM
                                          ------------------
                                          Wm. Lee Popham, President

Date:  September 4, 1996             By:  /s/ LINDA E. BAKER
                                          ------------------
                                          Linda E. Baker, Principal Financial
                                          and Accounting Officer