Form 10-K405
period 1990-06-30
ADMIRAL FINANCIAL CORP
filed 1996-09-05
CIK 828530

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1990

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________


                         Commission File Number 0-17214


                             ADMIRAL FINANCIAL CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                    FLORIDA                              59-2806414
                    -------                              ----------
         (State of incorporation)                    (I.R.S. Employer
                                                    Identification No.)

         825 ARTHUR GODFREY ROAD
          MIAMI BEACH, FLORIDA                               33140
         -----------------------                             -----
(Address of principal executive office)                  (Zip Code)

        Registrant's telephone number, including area code: 305-672-5800
                                                            ------------

           Securities registered pursuant to Section12(b) of the Act:

                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____ .

         Aggregate market value of the voting stock held by non-affiliates of the Registrant was $0 on September 28, 1990.

Number of shares of common stock outstanding as of September 28, 1990, was 10,985,046.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                             ADMIRAL FINANCIAL CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----

                                     Part I

Item 1.           Business                                                    1
Item 2.           Properties                                                  7
Item 3.           Legal Proceedings                                           7
Item 4.           Submission of Matters to a Vote of
                     Security Holders                                         7


                                     Part II


Item 5.           Market for the Registrant's Common Stock
                     and Related Security Holder Matters                      8
Item 6.           Selected Consolidated Financial Data                        8
Item 7.           Management's Discussion and Analysis of
                     Consolidated Financial Condition and
                     Results of Operations                                    9
Item 8.           Consolidated Financial Statements                          12
Item 9.           Disagreements on Accounting and Financial
                     Disclosure                                              12


                                    Part III


Item 10.          Directors and Executive Officers of the
                     Registrant                                              12
Item 11.          Executive Compensation                                     13
Item 12.          Security Ownership of Certain Beneficial
                     Owners and Management                                   15
Item 13.          Certain Relationships and Related Transactions             15


                                     Part IV


Item 14.          Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                                     16

                                     PART I


ITEM 1.           BUSINESS.

GENERAL

         Admiral Financial Corp. ("Admiral") is currently an inactive corporation, with no ongoing business activity.

         Admiral was formed in 1987 to acquire an insolvent savings and loan association in a supervisory acquisition solely with private investment funds, and without the benefit of any federal assistance payments. Admiral acquired Haven Federal Savings and Loan Association ("Haven") on June 16, 1988. Admiral had no prior operating history.

         Haven was a Federally chartered stock savings and loan association that had been conducting its business in Winter Haven, Florida, since 1964. In addition to its main office, Haven had four branch offices in Polk County which were located in central Florida. A large portion of the population of Polk County consists of retired persons on fixed incomes so that the operations of the Association are dependent primarily on the needs of this community and are relatively unaffected by the prosperity of any of the businesses located in its primary market area.

         As a direct result of the enactment of The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the United States government disregarded its prior commitments, obligations, and agreements with Admiral and Haven, retroactively applied new capital standards to Haven, declared Haven to be insolvent and in default of certain provisions of the very agreement that the federal government refused to further recognize and abide by, and confiscated the net assets of Haven on March 2, 1990.

         Admiral's sole significant asset was its investment in Haven, and Admiral has been reduced to an inactive corporate shell.


THE HAVEN ACQUISITION

         Admiral acquired Haven on June 16, 1988. The acquisition occurred through a contributed property exchange, whereby Admiral issued 8,000,000 new common shares in exchange for assets (primarily real estate and a profitable business engaged in the purchase and redemption of Florida tax sale certificates) having fair market values of approximately $40 million, subject to approximately $27 million of mortgages and other liabilities, and less approximately $1 million of fees and expenses (necessary to provide the proper forms and documentation in accordance with government rules and regulations) during the ensuing sixteen month application and negotiation process with federal regulatory authorities, for a net fair value equity contribution of approximately $12 million. Admiral then contributed virtually all of these net assets and liabilities to the capital of Haven, while simultaneously issuing an additional 987,000 new common shares of Admiral to the former Haven shareholders, in exchange for 100% of the outstanding shares of Haven in an approved "supervisory acquisition" of an insolvent thrift institution. Admiral has had substantially no assets, and no operations other than its investment in Haven, and all active business operations were carried on through Haven.

         Prior to the consideration of any of the equity capital contributed by Admiral in the exchange, the fair value of Haven's liabilities assumed by Admiral, plus the cost of acquisition, was determined to have exceeded the fair market value of Haven's tangible assets acquired by approximately $14,902,000, of which approximately $5,374,000 was attributable to the estimated intangible value of Haven's deposit base and approximately $548,000 to the estimated intangible value of Haven's mortgage loan servicing portfolio. The balance of approximately $8,980,000 was recorded under generally accepted accounting principles (GAAP) by

Haven as excess cost over net assets acquired ("Goodwill"). The acquisition was accounted for as if it occurred on June 30, 1988. The purchase method of accounting was used to record the acquisition and, accordingly, all assets and liabilities of Haven were adjusted to their estimated fair value as of the acquisition date.

         By way of a Resolution (the "Agreement") dated April 26, 1988, the Federal Home Loan Bank Board ("FHLBB") approved the acquisition of control of Haven by Admiral. A condition of the Agreement authorizing the acquisition required that Admiral account for the acquisition of Haven under the "purchase" method of accounting, whereby an asset in the nature of "Supervisory Goodwill" would be calculated in accordance with the "Regulatory Accounting Principles"
(RAP) then in effect. Supervisory Goodwill was realized, generally, to the extent of any previous negative net worth of the acquired insolvent thrift, plus the excess of the fair market values of the contributed assets over their respective historical costs. Haven's Supervisory Goodwill of approximately $20 million was, in accordance with the Agreement, to be amortized against future earnings over a period of twenty-five years.

         Also in accordance with the Agreement, Haven was credited with new capital under RAP accounting, equal to $11 million. This amount was computed by taking into account the $13 million fair market value of the net assets contributed by Admiral to Haven, less the $1 million of fees and costs incurred, and less an additional $1 million resulting from reduced valuations of certain of the contributed assets for purposes of calculating Haven's RAP equity by the appraisal division of the Federal Home Loan Bank Board.

         In accordance with GAAP, however, the contributed equity values reported to Admiral's shareholders was the net historical book value of $596,812, net of approximately $1.05 million of out-of-pocket professional fees, expenses, and other transaction costs associated with the supervisory acquisition, and not the appraised net fair market equity values of $13 million.

         As an integral part of Admiral's application to acquire Haven, Admiral filed a Business Plan of proposed operations calling for a significant growth of earning assets, and an increase in low-cost deposits and other lower-cost liabilities to refinance Haven's relatively high cost of funds. This growth was to be generated both internally, and by acquisitions of other branches and thrifts. The FHLBB Agreement approved Admiral's Business Plan.

         In exchange for the favorable accounting treatments regarding the Supervisory Goodwill and the resulting calculation of RAP equity, the Agreement imposed a number of conditions upon Admiral. Specifically:

         Admiral was required to record the supervisory acquisition transaction utilizing the "purchase" method of accounting, resulting in the recognition of the maximum amount of Supervisory Goodwill possible (approximately $20 million) under any allowable method of current accounting theory.

         Admiral agreed that it would cause the regulatory capital of Haven to be maintained at a level at or above the quarterly minimum regulatory capital requirement and, if necessary, infuse additional equity capital sufficient to comply with this requirement.

         Should Admiral default in this provision and be unable to cure the default within 90 days, the FSLIC could exercise any right or remedy available to it by law, equity, statute or regulation. In addition to the rights that were available to the FSLIC by virtue of the Agreement, whenever any savings and loan association fails to meet its regulatory capital requirement, the FHLBB and the FSLIC (or their successors) could take such actions as they deem appropriate to protect the Association, its depositors and the FSLIC.

         Admiral agreed that it would cause Haven to liquidate all of the contributed real estate according to a schedule specified by the FHLBB as follows: 37.5% of the market value of the properties (as determined by the FHLBB's District Appraiser) by March 31, 1989, an additional 12.5% by June 30, 1989, and an additional 12.5% during each succeeding quarter.

         If Admiral defaulted in this regard, it could be subject to forfeiture of 100% of its Haven stock. The FSLIC would have the right to vote the Haven stock, remove Haven's Board of Directors and/or dispose of the stock of Haven.

         Admiral acquired Haven solely with private equity capital. At no point in time during the sixteen month application process were any discussions held with FHLBB personnel regarding offers or requests for federal assistance payments, capital assistance notes, or any other form of federal payments (which had been made available to many other purchasers of insolvent thrifts), to compensate Admiral or Haven in connection with Admiral having recapitalized an insolvent thrift with a $15 million negative net worth on the supervisory acquisition date.


HAVEN OPERATIONS SUBSEQUENT
    TO THE ACQUISITION

         After three consecutive pre-acquisition years of operating losses averaging more than $3 million per year, Haven reported a regulatory profit for the month of December, 1988, merely six months after Admiral's supervisory acquisition and contribution of equity capital. Earning assets increased by more than $50 million, high-cost liabilities were successfully refinanced, an unprofitable branch was closed, high-interest commercial loans and credit card lending were introduced, a profitable contributed business that invested in Florida tax sale certificates was producing relatively high interest yields, the contributed real estate required to be sold was being marketed and liquidated in a timely manner, and an application was filed to acquire a one-branch thrift in Dade County, Florida.

         On June 20, 1988, four days after the successful completion and closing of the Haven acquisition, Admiral filed an application to acquire a one-branch troubled thrift with assets of approximately $50 million, in Dade County, Florida. Such application was made in accordance with the Business Plan previously filed and agreed to by the FHLBB, in order to achieve a timely growth of earning assets by acquisition, and to gain access to a market where Admiral management might be able to attract a new, and possibly significant, low-cost deposit base. Admiral management never received any written acknowledgment or response to this application from the FHLBB, but was informed in a September 1988 telephone conversation that (contrary to its previous approval of the Business Plan) no action would be taken until all of the contributed assets were sold by Haven. Despite the projections and assumptions contained in the approved Business Plan of Haven, it became apparent to Admiral management that it might be two years before Haven would be allowed to grow into profitability.

         In October 1988, Haven requested permission from the appropriate FHLBB supervisory personnel to provide arm's-length seller financing to a prospective purchaser of a significant portion of the contributed property, at terms and rates that would have been favorable to Haven. In December 1988 Haven was informed in writing by FHLBB supervisory personnel that they could think of "no circumstances" where, in the opinion of Haven's Supervisory Agent, it would be appropriate for a real estate lending institution like Haven to provide a secured purchase money first mortgage in connection with the sale of any of the contributed real estate. Immediately thereafter, Admiral management was summoned to a meeting with FHLBB supervisory personnel in Atlanta, and informed that despite deteriorating economic conditions,the FHLBB would not hesitate to cause Admiral to forfeit Haven at the first opportunity, should Haven fail to meet the real estate liquidation schedule contained in the Agreement. These conditions included (1) a rising trend in mortgage rates; (2) a softening trend in the commercial real estate market due to a general tightening of regulatory controls with respect to commercial real estate loans; and (3) Haven's inability to offer any seller mortgage financing with respect to any real estate to be sold. Furthermore, while Admiral and Haven had the right to request a hearing with the FHLBB, Admiral management was told that the Hearing Officer would be the same supervisory person attending the current meeting, and any request for extensions of time (or any other form of leniency) would be immediately denied, with no other remedy or form of appeal available.

         In October and November 1988, Haven acquired, for investment purposes, $50 million of government-insured GNMA securities, collateralized by 30-year government- insured mortgage loans, with average yields approaching 10% per annum, and financed these purchases with short-term borrowings in the form of 30-day renewable repurchase agreements ("repo's"), at annualized interest rates of approximately 7%. These loans were anticipated to be reduced as Haven's deposit base grew. In January 1989, however, as repo interest rates climbed above 9% per annum, Haven and Admiral management were ordered in writing to immediately sell the GNMA securities, because the financing of long-term loans with short-term liabilities (almost as short-term as demand deposits) was considered to be an "unsafe and unsound business practice." These highly-liquid securities were sold (at a small profit) the same day that the letter was received from the Supervisory Agent. Had they been retained in accordance with Haven management's business and investment decision, management estimates that Haven would have earned an additional $1.5 million by June 30, 1989 (including unrealized gains resulting from a generally falling interest rate environment), thereby further offsetting losses required to be recognized from the "fire sale" of certain of the contributed real estate assets, discussed below. By this time, it had become clear to Admiral and Haven management that the FHLBB supervisory personnel were in control of the day-to-day business and economic decisions affecting the future profitability of Haven.

         In spite of (1) Admiral having published a prospectus/proxy statement and several other public documents containing the terms of the Agreement with respect to the forced sale schedule for the contributed real estate (and the resulting penalties for failure to liquidate the real estate according to the schedule), so that potential purchasers would wait until the last minute before making extremely low offers on Haven's real estate for sale (and knowing that some offer would have to be accepted); (2) the United States economy having entered a "real estate recession" as a direct result of unfavorable changes in the federal income tax laws affecting real estate ownership; (3) changes in federal commercial banking regulations allowing commercial banks to commit less capital and surplus to residential mortgage loans than virtually any other form of commercial loan; and (4) Admiral and Haven's determination to make every effort to comply with all provisions of the Agreement even if the federal government refused to acknowledge their own obligations, Haven was successful in meeting the real estate liquidation requirements imposed by the Agreement, including any extensions of time granted thereunder. However, Haven experienced a $4.3 million erosion of its regulatory capital due to losses sustained as a result of liquidating one single, large commercial property included in the stated real estate under what can only be described as "fire sale" conditions, on the last possible day under the Agreement, in order to meet the time schedules mandated by the FHLBB in the Agreement. This loss, together with other operating losses and goodwill amortization expenses, caused Haven to fail to meet its minimum capital requirement as of March 31, 1989, and at all times thereafter.

         For the fiscal year ended June 30, 1989, Haven experienced a "Net Interest Income" (similar to a "Gross Profit" for commercial business operations) of $1.635 million, as opposed to a Net Interest Expense of ($.163 million) for the fiscal year immediately preceding Admiral's supervisory acquisition of Haven. These results represented a significant turnaround for Haven during the first year of post- supervisory acquisition operations, even though Admiral and Haven management were only allowed to make their own major business and investment decisions for the first six months of operations following the supervisory acquisition of Haven.


EFFECTS OF FIRREA

         The Financial Institution Reform, Recovery and Enforcement Act of 1989

("FIRREA") was introduced on February 5, 1989, and enacted into law on August 9, 1989. FIRREA mandated changes to the existing law governing depository institutions in general and, more specifically, the laws governing savings associations and their holding companies.

         FIRREA abolished both the FHLBB and the FSLIC, and vested their powers and authorities in three entities--the Office of Thrift Supervision ("OTS"), the Federal Housing Finance Board ("FHFB") and the Federal Deposit Insurance Corporation ("FDIC"). OTS, established as an office in the Department of Treasury, assumed all of the FHLBB's (and certain of the FSLIC'S) regulatory, rulemaking and supervisory authorities. The FDIC assumed corporate and receivership capacities with respect to savings associations, and acts as the administrator of the Savings Association Insurance Fund ("SAIF"), which is the insurer of savings associations' deposits formerly insured by the FSLIC. The FDIC continues to insure bank deposits in a separate fund and has the authority to conduct special examinations of all insured institutions in certain circumstances. The 12 regional Federal Home Loan Banks will be supervised by the FHFB, will no longer serve in a supervisory capacity for savings associations, but will continue to provide credit to their members.

         FIRREA imposed, by no later than December 7, 1989, more stringent capital requirements upon savings institutions than those previously in effect. In addition, FIRREA includes provisions for changes in the Federal regulatory structure for institutions including a new deposit insurance system, increased deposit insurance premiums and restricted investment activities with respect to non-investment grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing-related assets in order to qualify as an insured institution.

         FIRREA contained provisions for new capital standards that required institutions to have a minimum regulatory tangible capital equal to 1.5% of total assets and a minimum 3.0% leverage capital ratio by no later than December 7, 1989. The ability to include qualifying supervisory goodwill for purposes of the leverage capital ratio requirement would be phased out by January 1, 1995. In addition, institutions were required to meet a risk-based capital requirement. In all cases, the capital standards were also required to be no less stringent than standards applicable to national banks. Currently, national banks are required to maintain a primary capital-to-assets ratio of 5.5% and a total capital-to-assets ratio of 6.0%. Because of these provisions of FIRREA relating primarily to the treatment of Supervisory Goodwill and other intangible assets, management estimates that Admiral would have been required under the Agreement to infuse additional capital of approximately $18 million by December 7, 1989. Had FIRREA been in existence on the date Admiral acquired Haven, Haven would have had a tangible capital deficiency of approximately $15 million. To meet the minimum regulatory capital requirement as of the original acquisition date, Admiral would have been required to fund approximately $14 million, in addition to the assets which were originally contributed with an appraised equity value of approximately $11 million for regulatory capital purposes.

         With nearly $20 million of Supervisory Goodwill on the books and only $11 million of contributed capital (thereby resulting in a negative tangible net worth in excess of $8 million, and an immediate shortfall of qualifying capital in excess of nearly $15 million) on the date of the supervisory acquisition of Haven by Admiral, Haven did not meet these new capital requirements imposed by FIRREA.

         The FHLBB, in a supervisory letter dated March 31, 1989, designated the Association as a "troubled institution" subject to the requirements of the office of Regulatory Activities Regulatory Bulletin 3a ("RB3a"). A troubled institution under RB3a is subject to various growth restrictions concerning deposit accounts and lending activities. Haven was directed to "shrink" its asset and deposit base, thereby assuring future operating losses.

REGULATORY CAPITAL DEFICIENCY AND DEFAULT

         As of March 31, 1989, Haven's regulatory capital fell approximately $580,000 below its minimum regulatory capital requirement. As of June 30, 1989, Haven's regulatory capital was approximately $2.3 million below the minimum regulatory requirement. This regulatory capital deficiency was a result of the Association's substantial operating losses incurred as a result of the directive from FHLBB supervisory personnel to "shrink" the assets and deposits of Haven, and the sale of certain parcels of contributed real estate, under circumstances that could only be described as a "fire sale," at amounts which approximated predecessor cost, rather than at the substantially higher appraised values (which had previously been reviewed and approved by the appropriate regulatory authorities). In addition, due to Haven's inability to continue operations without a significant capital infusion or other source of recapitalization, the value of the Association's excess cost over net assets acquired (Goodwill) was considered permanently impaired and, accordingly, the entire balance was written off at June 30, 1989.

         Admiral was notified by the FHLBB on July 17, 1989, that since the regulatory capital deficiency had not been corrected, Admiral was in default of the Agreement and had 90 days (i.e., until October 18, 1989) to cure the default. Admiral management was directed to resign any positions held at Haven, Haven personnel were directed to cease communications with Admiral, and to abandon any efforts to meet the contributed real estate liquidation schedule contained in the Agreement. Admiral did not infuse the additional capital required, and the net assets of Haven were confiscated by the federal government on March 2, 1990.

         Due to the regulatory capital requirements imposed by FIRREA, even if Admiral were able to infuse the approximate $2.3 million June 30, 1989 regulatory capital deficiency and cure the default, the cure would have only been temporary. Because of certain provisions of FIRREA relating primarily to the treatment of intangible assets, management estimates that Admiral would have been required to infuse additional capital of approximately $18 million by the December 7, 1989 date specified by the new law. Had the FIRREA requirements been effective and fully phased in at the time of the acquisition, Haven would have had a tangible capital deficiency of approximately $18 million as of the acquisition date; and to meet the capital requirements, Admiral would have had to fund approximately $14 million, in addition to the assets which were contributed with an appraised equity value of approximately $11 million for regulatory capital purposes.

         As of September 30, 1989, Haven had not met the contributed real estate sale schedule. On September 27, 1989, the Association received a letter from its Supervisory Agent in which the Supervisory Agent agreed not to enforce its rights upon a default in the real estate sale schedule until November 1, 1989. The net assets of Haven were confiscated by the federal government on March 2, 1990.


DISCONTINUED OPERATIONS

         Because of FIRREA, discussed below, and the impact of certain requirements imposed by the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan insurance Corporation ("FSLIC") upon Admiral and upon the operations of Haven, Admiral's management determined that the initial economic decisions leading to the acquisition, recapitalization and operation of Haven had been frustrated by FIRREA, and the only remaining alternative available to Admiral was to sell or merge Haven, and withdraw from the savings and loan business. Once Haven was divested, Admiral would have no other operations.

         In the meantime, Admiral and Haven applied, immediately after the enactment of FIRREA, for relief from the requirements of the Agreement. Haven also applied for regulatory relief from sanctions imposed by FIRREA for failing to meet the minimum regulatory capital requirements. Furthermore, Admiral and Haven applied for federal assistance payments under a FIRREA relief provision which management believed was intended to be applicable to prior acquirers of insolvent thrift institutions in supervisory acquisitions, where a significant amount of "supervisory goodwill" is involved, and those acquirers were being treated by the effects of the new legislation as if they had been the persons who had caused the thrift to become insolvent in the first place. Admiral management was never notified of any action taken or hearing scheduled in connection with the various forms of relief being sought.

         Because of all of the circumstances enumerated above, Admiral attempted to dispose of its Haven common stock and to secure a release of its obligations under the Agreement either through a merger, an acquisition or a tender of its Haven common stock to the FHLBB or its successor in the event that the Association's applications for specific relief were not approved.

         The net assets of Haven were confiscated on March 2, 1990.

         Due to Admiral's intent to dispose of its control of Haven, by merger, sale or tender of the shares to the FHLBB, and since Haven no longer existed after March 2, 1990, the net assets and net liabilities of the Association have been segregated and presented as individual line items in the June 30, 1990, 1989 and 1988 consolidated balance sheets.

ITEM 2.           PROPERTIES.

         Admiral Financial Corp.'s principal office is located in Miami, Florida. The Company is currently being allowed to share, free of charge, certain office facilities and office equipment located at 825 Arthur Godfrey Road, Miami Beach, Florida 33140. Admiral does not have any lease obligations.




ITEM 3.           LEGAL PROCEEDINGS.

         As of June 30, 1990, Admiral was not involved in any material legal proceedings.




ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         On June 21, 1988, Admiral's common stock began trading on the National Association of Securities Dealers Automatic Quotation System (NASDAQ) under the symbol ADFC. During the year, Admiral was notified by NASDAQ that Admiral's net worth did not meet the minimum standards for listing on the NASDAQ System and that Admiral's stock would begin trading in the "over-the-counter" market after September 30, 1989, if the minimum capital standards were not met.

         Since September 30, 1989, Admiral's shares have been listed in the "over-the-counter market on the OTC Bulletin Board. There is no firm currently making a market in Admiral's stock.

         The following table sets forth, for the periods indicated, the high and low sales prices as reported by NASDAQ.

                                            ASK                        BID
                                      --------------             --------------
                                      HIGH       LOW             HIGH       LOW
                                      ----       ---             ----       ---

         1989:
                  First Quarter       1 3/8     1 1/4           1          7/8
                  Second Quarter      1-1/4       7/8           1          1/2
                  Third Quarter       1-1/4       1/2           3/4        1/4
                  Fourth Quarter        1/2       3/16          1/4        3/32

         1990:
                  First Quarter         3/16      1/16          1/8        1/32
                  Second Quarter         0         0             0          0
                  Third Quarter          0         0             0          0
                  Fourth Quarter         0         0             0          0

         As of June 30, 1990, there were 492 stockholders of record.

         The Company has not paid cash dividends since inception. The Company anticipates that for the foreseeable future any earnings from future operations will be retained for use in its business and no cash dividends will be paid on its common stock. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time on the basis of the company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors.



ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA.

         Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and has no operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. Therefore, the following table sets forth selected consolidated financial data for the operations of Haven, the predecessor company, for the three years ended June 30, 1988, and for Admiral for the two years ended June 30, 1990. In addition, selected consolidated financial data on the financial position of Admiral is shown as of June 30, 1990, 1989 and 1988. Such information is qualified in its entirety by the more detailed information set forth in the consolidated financial statements and the notes thereto included elsewhere herein.

                                                               YEAR ENDED JUNE 30,
                                         ---------------------------------------------------------
                                           1990        1989         1988         1987         1986
                                           ----        ----         ----         ----         ----
                                                 (Dollars in thousands except per share data)

Admiral income                           $    2         --           --           --           --
Haven:
Interest income                            --         19,816       16,107       18,968       21,038
Interest expense                           --         17,939       15,302       17,720       20,843
         Net interest income             ------      -------      -------      -------      -------
         before provision
         for loan losses
         (expense)                            2        1,877          805        1,248          195

Provision for loan losses                  --           (242)        (968)        (623)      (4,100)
         Net interest income             ------      -------      -------      -------      -------
         (expense) after
         provision for
         loan losses                          2        1,635         (163)         625       (3,905)

         Loss before extraordinary
         item and cumulative effect
         of change in accounting
         principle                          (79)     (13,937)      (3,434)      (2,885)      (3,421)
Extraordinary item                                       124         --           --           --
Cumulative effect of change in
         accounting principle              --           --           --           --            250
                                         ------      -------      -------      -------      -------
                  Net earnings (loss)    $  (79)     (13,813)      (3,434)      (2,885)      (3,172)
                                         ======      =======      =======      =======      =======

Earnings (loss) per share                $(0.01)       (1.26)       (3.48)       (2.92)       (3.21)

                                              YEAR ENDED JUNE 30,
                                              -------------------
                                          1990       1989         1988
                                          ----       ----         ----
                                   (Dollars in thousands except per share data)


Net assets of Haven                       $--      196,801      220,881
Total assets                               61      196,886      221,084
Net liabilities of Haven                   --      209,964      220,263
Total liabilities                          24      210,008      220,263
Total stockholders' equity (deficit)       37      (13,122)         692
Book value (deficit) per common share     .01        (1.19)         .06
Number of offices of Admiral                1            1            1




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Admiral was formed in 1987 and had no operations until its acquisition of
Haven on June 16, 1988. the acquistion was accounted for as though it had occured on June 30, 1988, so that the two years ended June 30, 1990 and 1989 are the first years during which Admiral reported operations. Admiral's only significant asset is its investment in Haven and, therefore, the opreations being reported on are primarily those of its subsidiary, the predecessor registrant Haven.
                                        9

 COMPARISON OF YEARS ENDED JUNE 30, 1990 AND 1989

         GENERAL. Net loss for 1990 was $79,030 or $0.01 per share. this compares to a net loss for 1989 of $13,316 or $41.26 per share. the significant decrease in the net loss in 1990 compared to 1989 is due primarily to the 1989 write-off of the entire remaining balance of the excess cost over net assets acquired (Goodwill), as well as the anticipation of losses from the fire-sale of the contributed real estate, totaling more than $11,500,000. loss from operations in 1989 of $2.3 million was incurred primarily as a result of business and investment decisions and directives from Supervisory Authorities to "shrink" earning asset base. The following illustrates the major differences between 1990 and 1989:

                                                       YEAR ENDED JUNE 30,
                                                       -------------------
                                                        1990            1989
                                                        ----            ----

         Loss from operations                         $79,030      $  2,303,726
         Amortization of goodwill and deposit
                 base intangible                            0         1,749,070
        (Income) from real estate operations
                 including gain from sales and
                 early extinguishment of debt               0           (72,554)
         Provision for estimated loss on real
                 estate sales                               0         2,065,000
         Goodwill write-off                                 0         7,768,074

                                                      -------      ------------
                 Net loss                             $79,030      $ 13,813,316
                                                      =======      ============

         TOTAL INCOME. Income increased slightly in 1990 to $2,335 from $1,504 in 1989. Admiral sold its furniture and equipment during 1990.

         COMPENSATION EXPENSE. Compensation expenditures were eliminated during fiscal 1990, when all employees were terminated. Consequently, compensation expense decreased from $60,080 in 1989 to $26,731 in 1990.

         TOTAL OTHER EXPENSE. Other expense items were eliminated during fiscal 1990, when all employees were terminated, Admiral's offices were vacated, and Admiral became inactive. Consequently, other expense decreased from $66,530 in 1989 to $54,634 in 1990.

COMPARISON OF YEARS ENDED JUNE 30, 1989 (ADMIRAL)
  AND 1988 (HAVEN, THE PREDECESSOR REGISTRANT)

         GENERAL. Net loss for 1989 was $13,813,316 or $1.26 per share. This compares to a net loss for 1988 of $3,434,454 or $3.48 per Haven share. The increased net loss in 1989 compared to 1988 is due primarily to the 1989 write-off of the entire remaining balance of the excess cost over net assets acquired (Goodwill), as well as the anticipation of losses from the "fire-sale" of the contributed real estate, totaling more than $11,500,000. Haven's loss from operations in 1989 of $2.3 million, while significantly less than the 1988 loss from operations in the amount of $3,126,972, was negatively impacted primarily as a result of business and investment decisions and directives from Supervisory Authorities to "shrink" earning asset base. The following illustrates the major differences between 1989 and 1988:

                                                        YEAR ENDED JUNE 30,
                                                        -------------------
                                                          1989         1988
                                                          ----         ----
                                                       (ADMIRAL)      (HAVEN)

         Loss from operations                          $ 2,303,726    3,126,972
         Amortization of goodwill and deposit
                 base intangible                         1,749,070      307,482
         (Income) from real estate operations
                 including gain from sales and
                 early extinguishment of debt              (72,554)         -
         Provision for estimated loss on real
                 estate sales                            2,065,000          -
         Goodwill write-off                              7,768,074          -
                                                       -----------    ---------
                 Net loss                              $13,813,316    3,434,454
                                                       ===========    =========

         INTEREST INCOME AND EXPENSE. Interest income increased to $19,815,893 in 1989 from $16,107,742 in 1988. This was primarily due to interest earned on mortgage-backed securities which were purchased during the second quarter in order to increase ratio of interest-earning assets to interest-bearing liabilities. Interest expense increased to $17,939,099 in 1989 from $15,302,254 in 1988. This was due to increased interest rates on deposits resulting from an increase in the bank borrowing rate and other deposit rates. There was also additional interest expense associated with reverse repurchase agreements utilized primarily to fund the acquisition of mortgage-backed securities.

         PROVISION FOR LOAN LOSSES. The provision for loan losses decreased from $968,417 in 1988 to $241,651 in 1989. The provision for loan losses in 1988 resulted primarily from losses on consumer loans. The 1989 loan loss provision represents a ratio of approximately 1.3% of the outstanding balance of non-mortgage loans.

         TOTAL OTHER INCOME. Other income decreased slightly in 1989 to $1,026,189 from $1,168,048 in 1988. There was a decline in revenue recognized from loan fees due to the implementation of FASB No. 91 which was primarily offset by gains on the sale of mortgage-backed and investment securities.

         TOTAL OTHER EXPENSE. Other expense increased substantially to $8,830,295 in 1989 from $4,439,573 in 1988. This was due in part to the provision for estimated losses on real estate held for resale of $2,065,000 and increased employee compensation and benefits and occupancy expenses of $534,790. Another major factor was the increase of $1,441,588 in the amortization of goodwill and deposit base intangible which resulted from the increase in goodwill generated by Admiral's acquisition of Haven.

LIQUIDITY AND CAPITAL RESOURCES

         Admiral is inactive and has no current liquidity or capital resources to draw upon. Admiral management intends to investigate the possibility of any continuing rights that Admiral or its shareholders may have under the Agreement.

         When that has been done, Admiral intends to enter into a new business, as yet unidentified. In connection therewith, Admiral's management believes that a restructuring of Admiral will be necessary in order to raise capital for new operations. Admiral has no ongoing commitments or obligations other than with respect to its obligations related to the acquisition of Haven.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules listed in Item 14 hereof and included in this report on Pages F-1 through F-9 are incorporated herein by reference.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth, as of June 30, 1990, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                               OFFICER
                                                                AND/OR
                                                               DIRECTOR
         NAME             AGE      POSITION                     SINCE
         ----             ---      --------                     -----
Wm. Lee Popham             39     Chairman of the Board,        1987
                                  Chief Executive Officer
                                  and President

Linda E. Baker             51     Director, Vice President,     1987
                                  Secretary, and Treasurer

Charles E. Fancher, Jr.    40     Director                      1988

         Certain background information for each director is set forth below.

         WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He had also served as Chairman of the Board and President of Caesar Creek Holdings, Inc. (CCH), Miami, Florida (a financial acquisition company) since June 1985, and in various other officer and director positions with several subsidiaries and affiliates of CCH, until its liquidation in December 1989. He has also served as a Director and Secretary-Treasurer of Jeanne Baker, Inc., a real estate brokerage company located in Dade County, Florida, since 1973, and has been actively employed by that Company since 1990. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc., Miami, Florida (a recreational vehicle rental and sales corporation), which shares are traded on the American Stock Exchange, from 1984 until 1991.

         LINDA E. BAKER has served as Vice President, Secretary and Treasurer of Admiral since its inception in April 1987. She has also served as Vice President, Secretary and Treasurer of CCH, Miami, Florida (a financial acquisition company) from June 1985 until its liquidation in December 1989, and in various other officer and director positions with several subsidiaries and affiliates of CCH. She was

Vice President and Secretary of First Atlantic Capital Corporation, Miami, Florida (an investment company) from October 1983 to June 1985. Prior thereto, she was a Manager with the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida. Ms. Baker is a Certified Public Accountant and a licensed Florida real estate broker.

         CHARLES E. FANCHER, JR. has served as Senior Vice President and Chief Operating Officer of General Development Utilities, Inc., Miami, Florida (a water, waste water, and liquid propane gas utility company) since January 1986 and Vice President of General Development Corporation, Miami, Florida (a real estate development company) since January 1986. Prior thereto, he served as a Vice President of General Development Utilities, Inc. in the areas of finance and operations.



ITEM 11.          EXECUTIVE COMPENSATION

CASH COMPENSATION

         The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $60,000 during the year ended June 30, 1990.

                                                     ANNUAL COMPENSATION AWARDS
                                                     ------ -------------------
                      NAME AND
                  PRINCIPAL POSITION         YEAR    SALARY    BONUS     OTHER
                  ------------------         ----    ------    -----     ------

                  Wm. Lee Popham             1990   $13,333     ---       ---
                  Chairman and President     1989    91,482     ---       ---
                  Chief Executive Officer    1988     ---       ---       ---

INCENTIVE BONUS PLAN

         Admiral has a policy of paying discretionary bonuses to eligible officers and employees based upon the individual's performance. Under the plan, Admiral and its subsidiaries distribute approximately 20% of Admiral's consolidated pre-tax profits in the form of cash bonuses awarded by the Compensation Committee of the Board of Directors, based on management's recommendations and evaluations of performance. No bonuses have been paid since Admiral's inception in 1987.

RETIREMENT PLAN

         No Admiral employee is currently covered under any form of retirement plan.

         In prior years, Haven employees were covered under a noncontributory trusteed pension plan, which was replaced by a contributory Section 401(k) plan for Admiral and Haven employees on March 31, 1989. Employees were permitted to contribute amounts up to 6% of their annual salary to this plan, with the employer providing matching contributions at a rate of 50% of such employee's contributions (to a maximum of 3% of such employee's salary), together with a discretionary contribution amount not exceeding 1% of covered compensation.

         The Section 401(k) contribution plan was suspended when the net assets of Haven were confiscated, and all Admiral employees were removed from their employment positions by the federal regulators.

STOCK COMPENSATION PROGRAM

         The Board of Directors and shareholders of Admiral adopted the 1988 Stock Compensation Program (the "Program"), effective December 19, 1988, for the benefit of directors, officers and other employees of Admiral and its subsidiaries, including Haven, who are deemed to be responsible for the future growth of Admiral. Under the Program, Admiral has reserved 1,100,000 shares of authorized but unissued Common Stock for the future issuance of option grants. Options granted under the Program can be in the form of incentive options, compensatory options, stock appreciation rights, performance shares, or any combination thereof.

         There have been no grants of any rights or options to any director, officer or employee of Admiral or any affiliate.

EMPLOYEE STOCK PURCHASE PLAN

         The Board of Directors and shareholders of Admiral approved the 1988 Employee Stock Purchase Program on December 19, 1988, enabling the directors, officers and employees of Admiral and its affiliates to acquire a proprietary interest in Admiral's Common Stock through a payroll deduction program. To date, this plan has not been implemented by Admiral.

EMPLOYMENT AGREEMENTS

         There are no employment agreements between Admiral and any of Admiral's employees.

         Haven had established a practice of entering into employment agreements with its executive officers, which generally are of two years' duration and automatically renew on an annual basis thereafter. The agreements are terminable by Haven for just cause at any time, or in certain events specified by the appropriate regulatory authorities. The persons subject to an agreement may be entitled to severance pay equal to the remaining period of the agreement, but not less than six months.

INDEBTEDNESS OF MANAGEMENT

         Admiral makes no loans to its directors, officers or employees.

         Some directors and officers of Admiral or Haven had previously borrowed money from Haven, in accordance with policy of making mortgage and consumer loans to the directors, officers and employees of Haven and Admiral, in accordance with the rules and regulatory guidelines set forth from time to time by the appropriate regulatory authorities.

COMPENSATION OF DIRECTORS

         While each Director is entitled to receive $500 plus reasonable out-of-pocket expenses for attending each meeting, each Director volunteered to suspend the receipt of all director fees due to Admiral's current financial condition, beginning with the meeting held during the third fiscal quarter of the fiscal year ended June 30, 1989. No additional compensation is paid for attendance of committee meetings.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 1990 by (I) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock,
(ii) each Director and/or officer of the Company, and (iii) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

                                                          AMOUNT AND    PERCENT
                                                          NATURE OF        OF
                  NAME AND ADDRESS OF                     BENEFICIAL     COMMON
                   BENEFICIAL OWNER                       OWNERSHIP       STOCK
                  -------------------                     ----------     ------

Wm. Lee Popham (l)                                        2,119,385      19.29%
825 Arthur Godfrey Road
Miami Beach, Florida 33140

Ti-Aun Plantations, N.V.                                    889,007       8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)                                          668,651      6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

Linda E. Baker (3)                                           150,120      1.37%
Suite 800
2665 South Bayshore Drive
Coconut Grove, Florida 33133

Charles E. Fancher, Jr.                                       12,000          *
2844 Chucunantah Road
Coconut Grove, Florida 33133

All directors and
   executive officers as a group (7 persons)               2,281,505     20.77%
- --------
*  Less than one percent

(1) Includes 63,695 shares held in a testamentary trust for members of Mr. Wm. Lee Popham's family, for which Mr. Popham disclaims beneficial ownership. Does not include any shares directly or beneficially owned by David C. Popham (his brother) or Jeanne M. Baker (his mother).

(2) Includes 11,693 shares held jointly by David C. Popham and Valerie P. Popham, his wife. Also includes 119,928 shares held jointly by David
         C. Popham and Jeanne M. Baker, the mother of David C. Popham and Wm. Lee Popham. Does not include any shares beneficially owned by Wm. Lee Popham.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Wm. Lee Popham, the Chairman and President of Admiral, was previously also the Chairman, President and controlling stockholder of CCH. Mr. Popham's mother, Jeanne M. Baker, was also a director of CCH. While CCH did not receive any fees or other compensation from Admiral or Haven during the fiscal year, CCH did receive a consulting, management and organizational fee in connection with the acquisition of

Haven by Admiral of $354,286, plus expense reimbursements payable in cash during fiscal 1988. CCH and its affiliates were liquidated in December 1989.

         Wm. Lee Popham, together with certain members of his family (including David C. Popham and Jeanne M. Baker) and certain affiliates including CCH and CCTSC, participated in a transaction which capitalized Admiral in order to effect the acquisition of Haven in a contributed property exchange offer. The total historical cost of the property contributed by Wm. Lee Popham, his family and affiliates in the exchange was $1,228,227, the aggregate appraised value of such contributed property was $12,586,553, and the net contribution value was $7,022,965. Mr. Popham and his family and affiliates received an aggregate of 4,330,208 shares of Admiral Common Stock in the exchange, which occurred on June 16, 1988.

         Linda E. Baker, a director, officer and stockholder of Admiral was also an officer, director and stockholder of CCH prior to its liquidation, as described above. She is not related to Jeanne M. Baker.

         In accordance with the approved supervisory acquisition Agreement, Haven was contractually obligated to pay Admiral a management fee of $25,000 per quarter for financial and operational advice, budgeting, business planning, marketing and public relations. Haven was directed by FHLBB supervisory personnel to cease in honoring this approved contractual obligation, beginning with the January 1990 payment.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

                             ADMIRAL FINANCIAL CORP.

                                      INDEX

Admiral Financial Corp.:                                                   PAGE

         Statement Regarding Sec. 210.3-11 of Regulation S-K                F-1

         Consolidated Balance Sheets as of June 30, 1990 and 1989           F-2

         Consolidated Statement of Operations for the two years
                  ended June 30, 1990                                       F-3

         Consolidated Statement of Stockholders' (Deficit) Equity
                  for the two years ended June 30, 1990                     F-4

         Consolidated Statement of Cash Flows for the two years
                  ended June 30, 1990                                       F-5

         Notes to Consolidated Financial Statements                         F-6

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ADMIRAL FINANCIAL CORP.

                                               By /s/ WM. LEE POPHAM
                                                  -----------------------------
                                                  Wm. Lee Popham, President and
Date: September 4, 1996                             Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                   TITLE                          DATE

/s/ WM. LEE POPHAM                                            September 4, 1996
- ------------------              Chairman of the Board
Wm. Lee Popham                  Of Directors, Chief
Chairman and President          Executive Officer, and
Principal Executive Officer     President



/s/ LINDA E. BAKER                                            September 4,1996
- ------------------              Director, Vice President,
Linda E. Baker                  Secretary And Treasurer
Principal Financial Officer

/s/ CHARLES E. FANCHER, JR.     Director                      September 4, 1996
- --------------------------
Charles E. Fancher, Jr.

                 FINANCIAL STATEMENTS OF AN INACTIVE REGISTRANT


         Pursuant to Sec. 210.3-11 of Regulation S-X, Admiral Financial Corp. qualifies as an inactive entity, meeting all of the following conditions:

         (A) Gross receipts from all sources for the fiscal year are not in excess of $100,000;

         (B) Admiral has not purchased or sold any of its own stock, granted options therefor, or levied assessments upon outstanding stock;

         (C) Expenditures for all purposes for the fiscal year are not in excess of $100,000;

         (D) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

         (E) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

         Accordingly, the attached financial statements of Admiral Financial Corp. are unaudited.

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                           ASSETS                               JUNE 30, 1990        JUNE 30, 1989
                                                                -------------        -------------
                                                                 (Unaudited)          (Unaudited)
Cash                                                            $         850              2,262
Prepaid expenses and other assets                                      60,580             83,170
Net assets of Haven Federal Savings and
         Loan Association (note 2)                                          0        196,801,331
                                                                -------------       ------------
                  Total assets                                  $      61,430       $196,886,763
                                                                =============       ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                          $      23,890             44,276
Net liabilities of Haven Federal Savings
         and Loan Association (note 2)                                      0        209,964,106
                                                                -------------       ------------
                  Total liabilities                                    23,890        210,008,382

Preferred stock, $.01 par value. Authorized
         6,000,000 shares, none outstanding

Common stock, $.001 par value,
         50,000,000 shares authorized
         10,987,000 shares issued                                      10,987             10,987
         Treasury stock, 1,954 and 1,954 shares, at cost                    0                  0
Additional paid-in capital                                            680,710            680,710
Deficit                                                              (654,157)       (13,813,316)
                                                                -------------       ------------
         Total stockholders' (deficit) equity                          37,540        (13,121,619)
                                                                -------------       ------------
         Total liabilities and stockholders'
                  (deficit) equity                              $      61,430       $196,886,763
                                                                =============       ============

          See accompanying notes to consolidated financial statements.

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                YEARS ENDED JUNE 30,
                                            ----------------------------
                                                1990            1989
                                              --------        --------
REVENUES:

Interest Income                             $        795    $      1,504
Other income                                       1,540            --
                                            ------------    ------------
         Total income                              2,335           1,504

EXPENSES:

Employee Compensation                             26,731          60,080
Other Expense                                     54,634          66,530
                                            ------------    ------------
                  Total expense                   81,365         126,610


Loss from discontinued operation (note 2)              0     (13,688,210)
                                            ------------    ------------

Net loss                                    $    (79,030)   $(13,813,316)
                                            ============    ============

Loss per share                              $      (0.01)   $      (1.26)
                                            ============    ============

Dividend per share                                  --              --
                                            ============    ============

Weighted average number
of shares outstanding                         10,985,046      10,985,046
                                            ============    ============

           See accompanying notes to consolidated financial statements

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY


                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                (DEFICIT) EQUITY

                        FOR THE YEAR ENDED JUNE 30, 1990



                                        COMMON STOCK           ADDITIONAL        RETAINED
                                   ISSUED AND OUTSTANDING       PAID-IN          EARNINGS
                                  -----------------------
                                     SHARES       AMOUNT        CAPITAL         (DEFICIT)
                                     ------       ------        -------         ---------
Balance at June 30, 1988          10,985,046     $10,987     $    680,710      $       --

   Net loss for the year                            --               --         (13,813,316)
                                  ----------     -------     ------------      ------------

Balance at June 30, 1989          10,985,046      10,987          680,710       (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities                       --               --          13,238,189

   Net loss for the year                            --               --             (79,030)
                                  ----------     -------     ------------      ------------

Balance at June 30, 1990          10,985,046     $10,987     $    680,710      $   (654,157)
                                  ==========     =======     ============      ============

          See accompanying notes to consolidated financial statements.

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       YEAR ENDED JUNE 30
                                                               ------------------------------
                                                                    1990              1989
                                                                    ----              ----
Cash flows from operating activities:

Net loss                                                       $    (79,030)     $(13,813,316)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
    Haven Federal after retroactive disallowance
    of agreed supervisory goodwill and regulatory capital        13,238,189                 0
Decrease in prepaid expenses and other assets                        22,590            31,309
Decrease (increase) in net assets of
   Haven Federal                                                196,801,331        24,058,209
(Decrease) in accrued expenses and other liabilities                (20,386)          (85,078)
(Decrease) Increase in net liabilities of
   Haven Federal                                               (209,964,106)      (10,298,622)
                                                                -----------        ----------

Net cash provided (used) by operating activities                      (1,41)         (107,498)

Cash and cash equivalents, beginning of year                          2,262           109,760
                                                                -----------        ----------

Cash and cash equivalents, end of year                         $        850       $     2,262
                                                                ===========        ==========

           See accompanying notes to consolidated financial statements

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1990 AND 1989


(1)      ORGANIZATION AND REGULATORY MATTERS

         On June 16, 1988, Admiral Financial Corp. ("Admiral") acquired Haven Federal Savings and Loan Association ("Haven"). For financial reporting purposes, the acquisition has been accounted for as if it occurred on June 30, 1988, and the results of operations of the Association from June 16, 1988, to June 30, 1988, are considered to be immaterial. Admiral was a newly formed savings and loan holding company that was capitalized through the contribution of various parcels of real estate, investment securities and a tax sale certificate business ("Contributed Property") recorded at its net predecessor cost of $596,812, net of transaction costs. The Association was acquired by Admiral through the exchange of common stock which was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities were adjusted to their estimated fair market values as of the date of acquisition.

         In connection with the acquisition, the Federal Home Loan Bank Board ("FHLBB"), which was abolished by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and was succeeded by the Office of Thrift Supervision ("OTS") of the Treasury Department, issued a resolution (the "Agreement") on April 26, 1988, requiring that Admiral must comply with certain conditions. Those conditions included a Regulatory Capital Maintenance/Dividend Agreement (the "Capital Agreement") dated June 15, 1988, by and between the Federal Savings and Loan Insurance Corporation "FSLIC" and Admiral:

         (a) No dividends will be paid by the Association until all of the real estate included in the Contributed Property is liquidated and the cash proceeds recorded on the Association's books. Any dividends that are a result of income from the sale of real estate are restricted to the sales price less the regulatory appraised value minus any carrying costs paid by the Association. In addition, unless prior approval has been obtained from the FHLBB, dividends paid by the Association shall be limited to 50% of its income for that fiscal year as reflected in its quarterly reports to the FHLBB, except for the fiscal year of acquisition when dividends paid by the Association shall be limited to 50% of its net income earned after the effective date of the acquisition, provided that any dividends permitted under this limitation may be deferred and paid in a subsequent year, and the payment of dividends would not reduce the regulatory capital of the Association below the required level.

         (b) If the Association fails to meet its regulatory capital requirements, then Admiral must infuse sufficient equity capital, in a form satisfactory to the FHLBB, into the Association during the subsequent quarter. Admiral was permitted to cure any default within 90 days.

                  Failure to do so will allow the FSLIC to exercise its legal or equitable rights under the Capital Agreement to enforce the terms of the Capital Agreement. Admiral was deemed by the FHLBB on July 17, 1989, to have defaulted on its obligation to infuse capital under the Capital Agreement and was given until October 18, 1989, to cure such defaults. Failure to cure such default by that date will permit the FSLIC (or its successor) to seek its legal or equitable remedy as set forth in the Capital Agreement, which includes specific performance or administrative or judicial enforcement proceedings.

         (c) Admiral shall cause the Association to liquidate all of the real estate contributed as regulatory capital within two years after consummation of the transaction according to the following schedule: at least 37.5% of the market value of the properties as determined by the FHLBB District Appraiser by the end of the third quarter after consummation and thereafter at least 12.5% each subsequent quarter. The Association shall not provide financing to facilitate the liquidation of the real estate contributed as regulatory capital without the prior written approval of the Association's Supervisory Agent. If Admiral does not meet this real estate liquidation schedule, the FSLIC shall have the right to vote the Association's stock, remove the Association's Board of Directors and/or dispose of any or all of the common stock of the Association owned by Admiral. On September 27, 1989, the Association received a letter from its Supervisory Agent in which the Supervisory Agent agreed that should a default arise under the Capital Agreement due to the Association's failure to cause the real estate sales schedule to be met, then the Supervisory Agent agreed not to exercise its rights under the Capital Agreement until November 1, 1989. The Association applied for further relief from the requirements of the Resolution and Capital Agreement which mandate the sale of real estate in accordance with the schedule above, but was never given the opportunity for a hearing, or the benefit of a response.

         For regulatory purposes, the Association must comply with minimum regulatory capital requirements. During the year ended June 30, 1989, the Association incurred substantial operating losses and sold certain parcels of Contributed Property at amounts which approximated predecessor cost, rather than at the substantially higher regulatory appraised values. These factors contributed to the Association's failure to meet its minimum regulatory capital requirement on June 30, 1989 (see note 20). At June 30, 1989, such minimum regulatory capital requirement amounted to approximately $6,642,000. When an association fails to meet its regulatory capital requirement, the FHLBB and the FSLIC (and their successors) may take such actions as they deem appropriate to protect the Association; its depositors; the FSLIC; and its successor, Savings Association Insurance 'Fund ("SAIF").

         The FHLBB, in a supervisory letter dated March 31, 1989, designated the Association as a "troubled institution" subject to the requirements of the Office of Regulatory Activities Regulatory Bulletin 3a ("RB3a"). A troubled institution under RB3a is subject to various growth restrictions concerning deposit accounts and lending activities.

         Admiral did not have the ability to infuse sufficient equity capital into the Association in accordance with the Agreement and Capital Agreement. Due to the inability to continue operations without a significant capital infusion or other source of recapitalization, the value of the Association's excess cost over net assets acquired was considered permanently impaired and, accordingly, was written off at June 30, 1989.

         On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was signed into law. FIRREA imposed, by no later than December 7, 1989, more stringent capital requirements upon savings institutions than those currently in effect. In addition, FIRREA included provisions for changes in the Federal regulatory structure for institutions including a new deposit insurance system, increased deposit insurance premiums and restricted investment activities with respect to non-investment grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing-related assets in order to qualify as an insured institution.

         However, the biggest impact on Admiral and Haven was FIRREA's provisions for new capital standards that require institutions to have a minimum regulatory TANGIBLE capital equal to 1.5% of total assets and a minimum 3.0% leverage capital ratio by no later than December 7, 1989. The ability to include qualifying supervisory goodwill for purposes of the leverage capital ratio requirement will be phased out by January 1, 1995. In addition, institutions will be required to meet a risk-based capital requirement. In all cases, the capital standards are also required to be no less stringent than standards applicable to national banks. Currently, national banks are required to maintain a primary capital-to-assets ratio of 5.5% and a total capital-to-assets ratio of 6.0%.

         The Association did not meet these new capital requirements imposed by FIRREA, and the net assets of Haven were seized by the federal government on March 2, 1990.

         The Association sought regulatory relief from sanctions imposed by FIRREA for failing to meet the minimum regulatory capital requirements, and applied for financial assistance to the FDIC. There was no response or hearing prior to the seizure of Haven.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      BASIS OF PRESENTATION

         The accompanying balance sheets as of June 30, 1990 and 1989, include the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association (see note 10). Due to Admiral's intent to dispose of its control of the Association, as discussed in note 1, the Association's net assets and net liabilities are presented in the aggregate. The consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year ended June 30, 1989, include the accounts of Admiral and the Association. All significant intercompany transactions have been eliminated in consolidation.


         (b)      OFFICE PROPERTIES AND EQUIPMENT

         Depreciation is computed using the straight-line method over the esti-mated useful lives of the related assets. Estimated lives are five to twelve years for furniture, fixtures and equipment and thirty to fifty years for buildings. Renewals and betterments which materially increase the value of the property are capitalized.


         (c)      ALLOWANCE FOR LOAN LOSSES

         An allowance for loan losses is charged to operations based on management's evaluation of the potential losses in its loan portfolio. Such evaluation includes a review of all loans for which full collectibility appears doubtful and considers the estimated value of the underlying collateral on the loan and such other factors which, in management's judgment, deserve recognition under existing economic conditions in estimating loan losses.


         (d)      INCOME TAXES

         Admiral and its wholly-owned subsidiary file a consolidated tax return. Taxes are provided on all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes, except for income representing a permanent difference there are no income tax related assets or liabilities on Admiral's consolidated balance sheet, the effect of FAS No. 96 is not expected to have a significant effect on Admiral's financial condition, results of operations or cash flows.

         (e)      REAL ESTATE

         Loss from real estate operations includes rental income, operating expenses, interest expense on the related mortgages payable, gains on sales, net and provision for estimated losses to reflect subsequent declines in the net realizable value below predecessor cost.

         Provisions for estimated losses on real estate are charged to earnings when, in the opinion of management, such losses are probable. While management uses the best information available to make evaluations, future adjustments to the allowances may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

         (f)      EXCESS COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLES

         The excess cost over net assets acquired was amortized by the interest method over the estimated lives of the long-term, interest-bearing assets acquired. The remaining unamortized excess cost over net assets acquired was written off at June 30, 1989 (see note 1).

         (g)      CASH AND CASH EQUIVALENTS

         For the purpose of the statement of cash flows, cash and cash equivalents include the accounts of Admiral and the Association. Cash equivalents include the Association's interest-bearing deposits and Federal funds sold, which have original maturities of less than 90 days.


(3)      PURCHASE ACCOUNTING

         At June 30, 1989, the remaining unamortized excess cost over net assets acquired of $7,768,074 was written off and charged to operations (see note 1).


(4)      INCOME TAXES

         At June 30, 1990 and 1989, the Association has net operating loss carryforwards of approximately $18,728,000 and $20,997,000 for Federal income tax purposes, and $18,203,000 and $20,428,000, respectively, for state income tax purposes to offset future taxable income.

         These carryforwards were scheduled to expire in future years as follows:

                      YEAR ENDING
                        JUNE 30,               FEDERAL                  STATE
                        --------               -------                  -----

                          1990               $2,348,000              $2,304,000
                          1991                2,984,000               2,941,000
                          1992                5,360,000               5,230,000
                          2001                1,549,000               1,537,000
                          2002                1,288,000               1,288,000
                          2004                7,468,000               7,128,000
                                            -----------             -----------
Net operating loss carryforwards,
    June 30, 1989:                           20,997,000              20,428,000

         Less: Expirations                   (2,348,000)             (2,304,000)
                          2005                   79,000                  79,000
                                            -----------             -----------
Net operating loss carryforwards,
    June 30, 1990:                          $18,728,000             $18,203,000
                                            ===========             ===========

         The net operating loss carryforwards expiring through 2002 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 1990 and 1989, such purchased loss carryforwards remaining amounted to approximately $8,163,000 and $13,529,000, respectively.


(5)      DISPOSAL OF THE ASSOCIATION

         The net assets and net liabilities of the Association have been segregated in the June 30, 1989 and 1988 consolidated balance sheets due to Admiral's intent to dispose of its control of the Association, until the date of its seizure by the federal authorities.


(6)      RELATED PARTY TRANSACTIONS

         The Association paid Admiral a management fee of $25,000 per quarter during fiscal 1989, and for the first two fiscal quarters of 1990. These payments between affiliates have been eliminated, reducing the recognized loss from discontinued operations.


(7)      COMMITMENTS AND CONTINGENCIES

         Admiral is not involved with any material legal proceedings.