Form 10-Q
period 1990-09-30
ADMIRAL FINANCIAL CORP
filed 1996-09-11
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Three Months Ended September 30, 1990

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

                          Yes  [X]          No  [ ]

                          Common Stock $.001 Par Value
              Outstanding Shares at September 30, 1990: 10,985,046

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION


Item 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheets                              1

             Consolidated Statements of Operations                    2

             Consolidated Statements of Cash Flows                    3

             Notes to Consolidated Financial Statements               4

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             CONSOLIDATED FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                    5


                             PART II

                        OTHER INFORMATION

Item 1.      Legal Proceedings                                        8

Item 2.      Changes in Securities                                    8

Item 3.      Defaults Upon Senior Securities                          8

Item 4.      Submission of Matters to a Vote of Security Holders      8

Item 5.      Other Information                                        8

Item 6.      Exhibits and Reports on Form 8-K                         8



                                                                PART I - FINANCIAL INFORMATION

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


            ASSETS                                           SEPTEMBER 30, 1990  JUNE 30, 1990
                                                             ------------------  -------------
                                                                 (Unaudited)      (Unaudited)

Cash                                                              $     307         $     850
Prepaid expenses and other assets                                    55,532            60,580
Net assets of Haven Federal Savings and
           Loan Association (notes 1 and 2)                               0                 0
                                                                  ---------         ---------
                     Total assets                                 $  55,839         $  61,430
                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                            $  23,890         $  23,890
Net liabilities of Haven Federal Savings
           and Loan Association (notes 1 and 2)                           0                 0
                                                                  ---------         ---------
                     Total liabilities                               23,890            23,890


Preferred stock, $.01 par value, Authorized
           6,000,000 shares, none outstanding

Common stock, $.001 par value,
           50,000,000 shares authorized,
           10,987,000 shares issued                                  10,987            10,987
           Treasury stock, 1,954 and 1,954 shares, at cost                0                 0
Additional paid-in capital                                          680,710           680,710
Deficit                                                            (659,748)         (654,157)
                                                                  ---------         ---------
           Total stockholders' (deficit) equity                      31,949            37,540
                                                                  ---------         ---------
           Total liabilities and stockholders'
                     (deficit) equity                             $  55,839         $  61,430
                                                                  =========         =========

          See accompanying notes to consolidated financial statements.

                                           PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            Three Months Ended Sept 30
                                            --------------------------
                                               1990              1989
                                               ----              ----

Interest Income                                       0                0
Other income                                          0            1,745
                                           ------------     ------------
           Total income                               0            1,745

Expense
           Employee Compensation                      0                0
           Other                                  5,591           25,848
                                           ------------     ------------

           Total expense                          5,591           25,848

           Loss from discontinued
                     operation (note 2)               0       (1,414,921)
                                           ------------     ------------
Net loss                                   $     (5,591)      (1,439,024)
                                           ============     ============
Loss per share                             $      (.000)    $      (0.13)
                                           ============     ============

Dividend per share                                 --               --
                                           ============     ============

Weighted average number
   of shares outstanding                     10,985,046       10,985,046
                                           ============     ============


           See accompanying notes to consolidated financial statements



                                                     PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED SEPT 30
                                                         --------------------------
                                                             1990          1989
                                                           -------       -------
Cash flows from operating activities:

Net loss                                                   $(5,591)   $(1,439,024)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital         0              0
Decrease in prepaid expenses and other assets                    0          3,046
Decrease (increase) in net assets of
   Haven Federal                                                 0      6,198,294
(Decrease) in accrued expenses and other liabilities             0        (12,103)
(Decrease) Increase in net liabilities of
   Haven Federal                                                 0     (4,734,798)
Amortization of organization expenses                        5,048          5,048
                                                           -------    -----------

Net cash provided (used) by operating activities              (543)        20,463

Cash and cash equivalents, beginning of year                   850          2,262
                                                           -------    -----------

Cash and cash equivalents, end of quarter                  $   307    $    22,725
                                                           =======    ===========

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

NOTE 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 1989.

                                                  PART I - FINANCIAL INFORMATION


                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

           ADMIRAL FINANCIAL CORP. ("ADMIRAL") IS CURRENTLY AN INACTIVE CORPORATION, WITH NO ONGOING BUSINESS ACTIVITY.

           Admiral Financial Corp. was formed in 1987 to acquire an insolvent savings and loan association in a supervisory acquisition solely with private investment funds, and without the benefit of any federal assistance payments. Admiral acquired Haven Federal Savings and Loan Association of Winter Haven, Florida on June 16, 1988. In that acquisition transaction, Admiral issued 8,000,000 new common shares in exchange for assets (primarily real estate and a profitable business engaged in the purchase and redemption of Florida tax sale certificates) having a fair market value of approximately $40 million, subject to approximately $27 million of mortgages and other liabilities, and less approximately $1 million of fees and expenses (necessary to provide the proper forms and documentation in accordance with government rules and regulations), for a net equity contribution of approximately $12 million. Admiral then contributed virtually all of these net assets and liabilities to the capital of Haven, plus an additional 987,000 new common shares of Admiral, which were simultaneously issued in exchange for 100% of the outstanding shares of Haven in an approved "supervisory acquisition" of an insolvent thrift institution. Admiral has had substantially no assets or operations other than its investment in Haven.

           The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was introduced on February 5, 1989, and enacted into law on August 9, 1989. FIRREA imposed, by no later than December 7, 1989, more stringent capital requirements upon savings institutions than those previously in effect. Haven did not meet these new capital requirements. Because of certain provisions of FIRREA relating primarily to the disallowance of supervisory goodwill and certain other intangible assets in the calculation of required net capital, management estimates that Admiral would have been required under the Agreement to infuse additional capital of approximately $18 million by December 7, 1989. Admiral did not infuse any additional capital, and the net assets of Haven were confiscated by the federal authorities on March 2, 1990.

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

           Another condition to the same Agreement required that Admiral execute a Regulatory Capital Maintenance/Dividend Agreement which provided certain remedies if Haven and Admiral were unable to liquidate, on a scheduled basis ending June 30, 1990, the real estate used by Admiral to capitalize its acquisition of Haven. The remedies of the Federal Savings and Loan Insurance Corporation ("FSLIC") agreed to by Admiral in the Agreement included the right of the FSLIC to (I) vote the common stock of Haven; (ii) remove the board of directors of Haven; and/or (iii) dispose of any or all of the voting securities of Haven owned by Admiral.

           The failure of Admiral and Haven to liquidate the real estate in accordance with the agreement with the FHLBB could have caused the forfeiture to the FSLIC of all shares of Haven. If the voting securities of Haven were so forfeited, the stockholders of Admiral would still hold their shares of Admiral. However, Admiral would have lost substantially its only asset, and the shares of Admiral common stock, after such forfeiture, could have had little or no value.

           Under the same Agreement, Admiral was also obligated to cause the regulatory capital of Haven to be maintained at a level at or above the minimum regulatory capital requirement and, if necessary, infuse additional equity capital into Haven.

           At all times during Admiral's control , Haven was successful in meeting the real estate liquidation requirements imposed by the Agreement, including any extensions of time granted thereunder. However, Haven experienced a $4.3 million erosion of its regulatory capital due in large part to losses sustained as a result of liquidating the real estate under the "fire sale" conditions imposed by the Agreement. This loss, together with other operating losses and goodwill amortization expenses, caused Haven to fail to meet its minimum capital requirement as of March 31, 1989 and at all times thereafter. Admiral and Haven continued to abide by the Agreement entered into with the FHLBB, to its financial detriment, in spite of the United States government's assertion that the enactment of FIRREA retroactively eliminated the need for the government (or any of its instrumentalities) to live up to any express or implied agreements which may have been contrary to the subsequent legislation, without the necessity of the retroactive return of Admiral's $13+ million of net capital and expenses invested in Haven.

           Admiral was notified by the FHLBB on July 17, 1989 that Admiral was in default of the Agreement and had 90 days (i.e. until October 16. 1989) to cure the default. Admiral had virtually no assets other than the stock of Haven, and has had no other viable means available to cure the default since the introduction of FIRREA. The net assets of Haven, including Admiral's $13 million of contributed equity, were confiscated on March 2, 1990.

Admiral and Haven applied for relief from the requirements of the Resolution and the Agreement. Haven has also applied for regulatory relief from sanctions imposed by FIRREA for failing to meet the minimum regulatory capital requirements. Furthermore, Admiral and Haven have also applied for federal assistance payments under a FIRREA provision for assistance which management believes is directly applicable to Admiral/Haven's current situation. Admiral received no notice of any hearings prior to the confiscation of Haven on March 2, 1990.

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


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30. 1990 AND 1989

           The primary change in the operations of the parent company has been a reduction in expenses from $25,848, including $5,048 of amortization, in the three months ended September 30, 1989, to $5,591 for the comparable period in 1990, and the elimination of subsidiary operations. Amortization in 1990 was also $5,048. The decrease in expenses was due mostly to the discontinuance of directors fees, the suspension of all employee compensation, and the closing of Admiral's offices.

           In 1989, Haven experienced a loss of $1,414,921. Now there is no Haven.

                                                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Admiral is not involved in any material legal proceedings.


Item 2.   Changes in Securities

          Not applicable.


Item 3.   Defaults Upon Senior Securities

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.


Item 5.   Other Information

          Not applicable.


Item 6.   Exhibits and Reports on Form 8-k

          Not applicable.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ADMIRAL FINANCIAL CORP. (Registrant)


Date:      September 11, 1996          By: /s/ WM. LEE POPHAM
                                           ------------------
                                           Wm. Lee Popham, President

Date:      September 11, 1996          By: /s/ LINDA E. BAKER
                                           ------------------
                                           Linda E. Baker, Principal Financial
                                           and Accounting Officer