Form 10-Q
period 1990-12-31
ADMIRAL FINANCIAL CORP
filed 1996-09-11
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Six Months Ended December 31, 1990

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

                         Yes [X]              No [ ]






                          Common Stock $.001 Par Value
               Outstanding Shares at December 31, 1990: 10,985,046

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


                                                  PART I - FINANCIAL INFORMATION


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                     ASSETS                                 DECEMBER 31, 1990        JUNE 30, 1990
                                                            -----------------        -------------
                                                               (Unaudited)            (Unaudited)
Cash                                                             $    307             $      850
Prepaid expenses and other assets                                  50,483                 60,580
Net assets of Haven Federal Savings and
           Loan Association (notes 1 and 2)                             0                      0
                                                                  -------              ---------
                     Total assets                                $ 50,790             $   61,430
                                                                  =======              =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                           $ 23,890             $   23,890
Net liabilities of Haven Federal Savings
           and Loan Association (notes 1 and 2)                         0                      0
                                                                  -------              ---------
                     Total liabilities                             23,890                 23,890


Preferred stock, $.01 par value, Authorized
           6,000,000 shares, none outstanding

Common stock, $.001 par value,
           50,000,000 shares authorized,
           10,987,000 shares issued                                 10,987                10,987
           Treasury stock, 1,954 and 1,954 shares, at cost               0                     0
Additional paid-in capital                                         680,710               680,710
Deficit                                                           (664,797)             (654,157)
                                                                  --------             ---------
           Total stockholders' (deficit) equity                     26,900                37,540
                                                                  --------             ---------
           Total liabilities and stockholders'
                     (deficit) equity                            $  50,790            $   61,430
                                                                  ========             =========

          See accompanying notes to consolidated financial statements.


                                                  PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                     THREE MONTHS ENDED DEC 31       SIX MONTHS ENDED Dec 31
                                     -------------------------       -----------------------
                                      1990             1989           1990             1989
                                      ----             ----           ----             ----
Interest Income                               0             419               0             674
Other income                                  0              50               0           1,540
                                   ------------    ------------    ------------    ------------
       Total income                           0             469               0           2,214

Expense
        Employee Compensation                 0          14,314               0          26,731
        Other                             5,048          13,816          10,640          27,247
                                   ------------    ------------    ------------    ------------

        Total expense                     5,048          28,130          10,640          53,978

        Loss from discontinued
              operation (note 2)              0        (494,062)              0      (1,908,983)
                                   ------------    ------------    ------------    ------------
Net loss                           $     (5,048)       (521,723)        (10,640)     (1,960,747)
                                   ============    ============    ============    ============

Loss per share                     $      (.000)   $      (.047)   $      (.001)   $      (.178)
                                   ============    ============    ============    ============

Dividend per share                         --              --              --              --
                                   ============    ============    ============    ============

Weighted average number
   of shares outstanding             10,985,046      10,985,046      10,985,046      10,985,046
                                   ============    ============    ============    ============


           See accompanying notes to consolidated financial statements


                                                  PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED DECEMBER 31
                                                             ----------------------------
                                                                1990            1989
                                                                ----            ----
Cash flows from operating activities:

Net loss                                                   $    (10,640)   $ (1,960,747)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital              0               0
Decrease in prepaid expenses and other assets                         0           7,117
Decrease (increase) in net assets of
   Haven Federal                                                      0      40,375,704
(Decrease) in accrued expenses and other liabilities                  0         (21,221)
(Decrease) Increase in net liabilities of
   Haven Federal                                                      0     (38,398,195)
Amortization of organization expenses                            10,097          10,097
                                                           ------------    ------------

Net cash provided (used) by operating activities                   (543)         12,755

Cash and cash equivalents, beginning of year                        850           2,262
                                                           ------------    ------------

Cash and cash equivalents, end of quarter                  $        307    $     15,017
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 1990 and 1989.

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


COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1990 AND 1989

           The primary change in the operations of the parent company has been a reduction in expenses from $28,130 in the three months ended December 31, 1989 to $5,048 for the comparable period in 1990, and the elimination of subsidiary operations. The decrease in expenses was due mostly to the discontinuance of directors fees, the suspension of all employee compensation, and the closing of Admiral's business offices. Admiral's sole remaining expense of $5,048 for 1990 and 1989 relates to the non-cash amortization of organization expenses, which occurs solely as a result of the passage of time.

           In 1989, Haven experienced a loss of $494,062. Now there is no Haven.


COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1990 AND 1989

           The primary change in the operations of the parent company has been a reduction in expenses from $53,978 in the six months ended December 31, 1989 to $10,640 for the comparable period in 1990, and the elimination of subsidiary operations. The decrease in expenses was due mostly to the discontinuance of directors fees, the suspension of all employee compensation, and the closing of Admiral's business offices. Amortization of organization expenses, which occurs solely as a result of the passage of time, was $10,096 and $10,096 for 1990 and 1989, respectively.

           In 1989, Haven experienced a loss of $1,908,983 for the six months ended December 31, 1989. Now there is no Haven.

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


                                          ADMIRAL FINANCIAL CORP. (Registrant)




Date:      September 11, 1996         By:/s/ WM. LEE POPHAM
                                         -------------------------
                                         Wm. Lee Popham, President


Date:      September 11, 1996         By:/s/ LINDA E. BAKER
                                         -------------------------
                                         Linda E. Baker, Principal Financial
                                         and Accounting Officer