Form 10-Q
period 1991-03-31
ADMIRAL FINANCIAL CORP
filed 1996-09-11
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For the Nine Months Ended March 31, 1991

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

                               Yes [X]     No [ ]






                          Common Stock $.001 Par Value
                Outstanding Shares at March 31, 1991: 10,985,046

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

                                                 PART I - FINANCIAL INFORMATION


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


                     ASSETS                                    MARCH 31, 1991       JUNE 30, 1990
                                                               --------------       -------------
                                                                (Unaudited)          (Unaudited)

Cash                                                             $     307              $     850
Prepaid expenses and other assets                                   45,435                 60,580
Net assets of Haven Federal Savings and
           Loan Association (notes 1 and 2)                              0                      0
                                                                 ---------              ---------
                     Total assets                                $  45,742              $  61,430
                                                                 =========              =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                           $  23,890              $  23,890
Net liabilities of Haven Federal Savings
           and Loan Association (notes 1 and 2)                          0                      0
                                                                 ---------              ---------
                     Total liabilities                              23,890                 23,890


Preferred stock, $.01 par value, Authorized
           6,000,000 shares, none outstanding

Common stock, $.001 par value,
           50,000,000 shares authorized,
           10,987,000 shares issued                                 10,987                 10,987
           Treasury stock, 1,954 and 1,954 shares, at cost               0                      0
Additional paid-in capital                                         680,710                680,710
Deficit                                                           (669,845)              (654,157)
                                                                 ---------              ---------
           Total stockholders' (deficit) equity                     21,852                 37,540
                                                                 ---------              ---------
           Total liabilities and stockholders'
                     (deficit) equity                            $  45,742              $  61,430
                                                                 =========              =========



                     See accompanying notes to consolidated
                             financial statements.

                                                 PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)






                                                              Three Months Ended Mar 31               Nine Months Ended Mar 31
                                                           --------------------------------        --------------------------------
                                                               1991                 1990               1991                 1990
                                                           ------------        ------------        ------------        ------------
Interest Income                                                       0                 121                   0                 795
Other income                                                          0                   0                   0               1,540
                                                           ------------        ------------        ------------        ------------
           Total income                                               0                 121                   0               2,335

Expense
           Employee Compensation                                      0                   0                   0              26,731
           Other                                                  5,048              16,274              15,688              43,521
                                                           ------------        ------------        ------------        ------------

           Total expense                                          5,048              16,274              15,688              70,252

           Loss from discontinued
                     operation (note 2)                               0                   0                   0          (2,088,550)
                                                           ------------        ------------        ------------        ------------
Net loss                                                   $     (5,048)            (16,153)            (15,688)         (2,186,383)
                                                           ============        ============        ============        ============

Loss per share                                             $      (.000)       $      (.001)       $      (.001)       $      (.199)
                                                           ============        ============        ============        ============

Dividend per share                                                 --                  --                  --                  --
                                                           ============        ============        ============        ============

Weighted average number
   of shares outstanding                                     10,985,046          10,985,046          10,985,046          10,985,046
                                                           ============        ============        ============        ============





           See accompanying notes to consolidated financial statements

                                                 PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Nine Months Ended March 31
                                                                       -------------------------------------
                                                                           1990                     1989
                                                                       ------------             ------------
Cash flows from operating activities:
Net loss                                                               $    (15,688)            $ (2,186,383)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital                          0                        0
Decrease in prepaid expenses and other assets                                     0                    1,698
Decrease (increase) in net assets of
   Haven Federal                                                                  0              (21,371,339)
(Decrease) in accrued expenses and other liabilities                              0                  (82,579)
(Decrease) Increase in net liabilities of
   Haven Federal                                                                  0               23,519,742
Amortization of organization expenses                                        15,145                   15,145
                                                                       ------------             ------------

Net cash provided (used) by operating activities                               (543)                (103,716)

Cash and cash equivalents, beginning of year                                    850                  109,760
                                                                       ------------             ------------

Cash and cash equivalents, end of quarter                              $        307             $      6,044
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 1991 and 1990.

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

           The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was introduced on February 5, 1989, and enacted into law on August 9, 1989. FIRREA imposed, by no later than December 7, 1989, more stringent capital requirements upon savings institutions than those previously in effect. These capital requirements were applied to Haven on a retroactive basis. Haven did not meet these new capital requirements on the date of enactment, or on the date of Haven's acquisition by Admiral. Because of certain provisions of FIRREA relating primarily to the disallowance of supervisory goodwill and certain other intangible assets in the calculation of required net capital, management estimates that Admiral would have been required under the Agreement to infuse additional capital of approximately $18 million by December 7, 1989. Had FIRREA been in effect on the date of Haven's acquisition by Admiral, Haven would have fallen short of the capital requirements by approximately $14 million, after taking into account Admiral's contribution of $11 million of new regulatory capital. Admiral did not infuse any additional capital, and the net assets of Haven were confiscated by the federal authorities on March 2, 1990.

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



COMPARISON OF THREE MONTHS ENDED MARCH 31. 1991 AND 1990

The primary change in the operations of the parent company has been a reduction in expenses from $16,274 in the three months ended March 31, 1990 to $5,048 for the comparable period in 1991, and the elimination of subsidiary operations. The decrease in expenses was due mostly to the discontinuance of directors fees, the suspension of all employee compensation, and the closing of Admiral's business offices. Admiral's sole remaining expense of $5,048 for 1991 and 1990 relates to the non-cash amortization of organization expenses, which occurs solely as a result of the passage of time.



COMPARISON OF NINE MONTHS ENDED MARCH 31. 1991 AND 1990

The primary change in the operations of the parent company has been a reduction in expenses from $70,252 in the nine months ended March 31, 1990 to $15,688 for the comparable period in 1991, and the elimination of subsidiary operations. The decrease in expenses was due mostly to the discontinuance of directors fees, the suspension of all employee compensation, and the closing of Admiral's business offices. Amortization of organization expenses, which occurs solely as a result of the passage of time, was $15,145 and $15,145 for 1991 and 1990, respectively.

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


                                          ADMIRAL FINANCIAL CORP. (Registrant)




Date:  September 11, 1996           By:   /s/ Wm. Lee Popham
                                          -----------------------------------
                                          Wm. Lee Popham, President


Date:  September 11, 1996           By:   /s/ Linda E. Baker
                                          -----------------------------------
                                          Linda E. Baker, Principal Financial
                                              and Accounting Officer