Form 10-K
period 1991-06-30
ADMIRAL FINANCIAL CORP
filed 1996-09-12
CIK 828530

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1991

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ___________

                         COMMISSION FILE NUMBER 0-17214


                             ADMIRAL FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   FLORIDA                                 59-2806414
           (STATE OF INCORPORATION)                     (I.R.S. EMPLOYER
                                                        IDENTIFICATION NO.)

           825 ARTHUR GODFREY ROAD
            MIAMI BEACH, FLORIDA                              33140
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                     (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 305-672-5800

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____.

           Aggregate market value of the voting stock held by non-affiliates of the Registrant was $0 on September 28, 1991.

Number of shares of common stock outstanding as of September 28, 1991, was 10,985,046.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                             ADMIRAL FINANCIAL CORP.


                                    FORM 10-K


                                TABLE OF CONTENTS



                                                                      PAGE
                                                                      ----
                                     PART I

Item 1.              Business                                           1
Item 2.              Properties                                         5
Item 3.              Legal Proceedings                                  5
Item 4.              Submission of Matters to a Vote of
                        Security Holders                                5


                                     PART II


Item 5.              Market for the Registrant's Common Stock
                        and Related Security Holder Matters             6
Item 6.              Selected Consolidated Financial Data               6
Item 7.              Management's Discussion and Analysis of
                        Consolidated Financial Condition and
                        Results of Operations                           7
Item 8.              Consolidated Financial Statements                  9
Item 9.              Disagreements on Accounting and Financial
                        Disclosure                                      9


                                    PART III


Item 10.             Directors and Executive Officers of the
                        Registrant                                      9
Item 11.             Executive Compensation                            10
Item 12.             Security Ownership of Certain Beneficial
                        Owners and Management                          12
Item 13.             Certain Relationships and Related Transactions    13


                                     PART IV


Item 14.             Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K                            13

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

           As a result of the enactment of The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the United States government retroactively applied new capital standards to Haven, declared Haven to be insolvent and in default of certain provisions of an agreement that the federal government itself had disregarded, and confiscated the net assets of Haven on March 2, 1990.

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

           If Admiral had defaulted in this regard, it could have been subject to forfeiture of 100% of its Haven stock. The FSLIC would have the right to vote the Haven stock, remove Haven's Board of Directors and/or dispose of the stock of Haven.


           Admiral acquired Haven solely with private equity capital. There were no federal assistance payments, capital assistance notes, or any other form of federal payments (which had been made available to other purchasers of insolvent thrifts), involved in the acquisition Agreement negotiations. The only element of the Agreement that Admiral specifically bargained for was the allowance of Supervisory Goodwill, with its twenty-five year amortization period, to compensate Admiral for its recapitalization of an insolvent thrift with a $15 million negative net worth on the supervisory acquisition date.

           For the fiscal year ended June 30, 1989, Haven experienced a "Net Interest Income" (similar to a "Gross Profit" for commercial business operations) of $1.635 million, as opposed to a Net Interest Expense of ($.163 million) for the fiscal year immediately preceding Admiral's supervisory acquisition of Haven. These results represented a significant turnaround for Haven during the first year of post-supervisory acquisition operations.

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

           Because of the effects of FIRREA, and the impact of certain requirements imposed by the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan insurance Corporation ("FSLIC") upon Admiral and upon the operations of Haven, Admiral's management determined that the initial economic decisions leading to the acquisition, recapitalization and operation of Haven had been frustrated by FIRREA, and the only remaining alternative available to Admiral was to sell or merge Haven, and withdraw from the savings and loan business. Once Haven was divested, Admiral would have no other operations.

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




ITEM 3.              LEGAL PROCEEDINGS.

           As of June 30, 1991, Admiral was not involved in any material legal proceedings.




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

           Since September 30, 1989, Admiral's shares have been listed in the "over-the-counter" market on the OTC Bulletin Board. There is no firm currently making a market in Admiral's stock.

           The following table sets forth, for the periods indicated, the high and low sales prices as reported by NASDAQ.

                                     ASK                          BID
                               ----------------              ------------
                               HIGH         LOW              HIGH     LOW
                               ----         ---              ----     ---
  1990:
            First Quarter       3/16        1/16             1/8          1/32
            Second Quarter       0           0                0            0
            Third Quarter        0           0                0            0
            Fourth Quarter       0           0                0            0

  1991:
            First Quarter        0           0                0            0
            Second Quarter       0           0                0            0
            Third Quarter        0           0                0            0
            Fourth Quarter       0           0                0            0


           As of June 30, 1991, there were 492 stockholders of record.

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




ITEM 6.              SELECTED CONSOLIDATED FINANCIAL DATA.

           Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. Therefore, the following table sets forth selected consolidated financial data for the operations of Haven, the predecessor company, for the two years ended June 30, 1988, and for Admiral for the three years ended June 30, 1991. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 1991, 1990, 1989 and 1988. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

                                                                          YEAR ENDED JUNE 30,
                                                -----------------------------------------------------------------------
                                                 1991            1990             1989           1988             1987
                                                -------         -------         -------         -------         -------
                                                              (Dollars in thousands except per share data)
Admiral income                                  $     0               2            --              --              --
Haven:
Interest income                                    --              --            19,816          16,107          18,968
Interest expense                                   --              --            17,939          15,302          17,720
                                                -------         -------         -------         -------         -------
           Net interest income
           before provision
           for loan losses
           (expense)                                  0               2           1,877             805           1,248

Provision for loan losses                          --              --              (242)           (968)           (623)
                                                -------         -------         -------         -------         -------
           Net interest income
           (expense) after
           provision for
           loan losses                                0               2           1,635            (163)            625

           Loss before extraordinary
           item and cumulative effect
           of change in accounting
           principle                                (21)            (79)        (13,937)         (3,434)         (2,885)
Extraordinary item                                 --              --               124            --              --
Cumulative effect of change in
           accounting principle                    --              --              --              --              --
                                                -------         -------         -------         -------         -------
                     Net earnings (loss)        $   (21)            (79)        (13,813)         (3,434)         (2,885)
                                                =======         =======         =======         =======         =======

Earnings (loss) per share                       $ (0.00)          (1.26)          (1.26)          (3.48)          (2.92)

                                                          YEAR ENDED JUNE 30,
                                         ----------------------------------------------------
                                           1991            1990         1989           1988
                                         ---------         ----        -------        -------
                                              (Dollars in thousands except per share data)
Net assets of Haven                      $     -            -          196,801        220,881
Total assets                                    40           61        196,886        221,084
Net liabilities of Haven                       -            -          209,964        220,263
Total liabilities                               24          24         210,008        220,263
Total stockholders' equity (deficit)            16          37         (13,122)           692
Book value (deficit) per common share          .00          .01          (1.19)           .06
Number of offices of Admiral                    1            1               1              1




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

           Admiral was formed in 1987 and had no operations until its acquisition of Haven on June 16, 1988. The acquisition was accounted for as though it had occurred on June 30, 1988, so that the three years ended June 30, 1991, 1990 and 1989 are the first years during which Admiral reported operations. Admiral's only significant asset is its investment in Haven and, therefore, the operations being reported on are primarily those of its subsidiary, the predecessor registrant Haven.

COMPARISON OF YEARS ENDED JUNE 30, 1991 AND 1990

           GENERAL. Net loss for 1991 was $21,044 or $0.002 per share. This compares to a net loss for 1990 of $79,030 or $0.010 per share. The significant decrease in the net loss in 1990 compared to 1989 is due primarily to the elimination of Admiral's employees and the closing of Admiral's offices during the year. Admiral was inactive at June 30, 1991.


           TOTAL INCOME. Income decreased to $0 in 1991 from $2,335 in 1990. Admiral sold its furniture and equipment during 1990.

           COMPENSATION EXPENSE. Compensation expenditures were eliminated during fiscal 1990, when all employees were terminated. Consequently, compensation expense decreased to $0 in 1991 from $26,731 in 1990.

           TOTAL OTHER EXPENSE. Other expense items, including amortization of organizational expenses of $20,193 and $20,193 in 1991 and 1990, were reduced during fiscal 1990, when all employees were terminated, Admiral's offices were vacated, and Admiral became inactive. Consequently, other expense decreased to $21,044 in 1991 from $54,634 in 1990.



COMPARISON OF YEARS ENDED JUNE 30, 1990 AND 1989

           GENERAL. Net loss for 1990 was $79,030 or $0.01 per share. This compares to a net loss for 1989 of $13,813,316 or $1.26 per share. The significant decrease in the net loss in 1990 compared to 1989 is due primarily to the 1989 write-off of the entire remaining balance of the excess cost over net assets acquired (Goodwill), as well as the anticipation of losses from the "fire-sale" of the contributed real estate, totaling more than $11,500,000. Haven's loss from operations in 1989 of $2.3 million was incurred primarily as a result of business and investment decisions and directives from Haven's Supervisory Authorities to "shrink" Haven's earning asset base. The following illustrates the major differences between 1990 and 1989:

                                                      YEAR ENDED JUNE 30,
                                              -----------------------------
                                                  1990              1989
                                              -----------       -----------
   Loss from operations                       $    79,030       $ 2,303,726
   Amortization of goodwill and deposit
             base intangible                            0         1,749,070
   (Income) from real estate operations
             including gain from sales and
             early extinguishment of debt               0           (72,554)
   Provision for estimated loss on real
             estate sales                               0         2,065,000
   Goodwill write-off                                   0         7,768,074
                                              -----------       -----------
             Net loss                         $    79,030       $13,813,316
                                              ===========       ===========


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




ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements and schedules listed in Item 14 hereof and included in this report on Pages F-1 through F-10 are incorporated herein by reference.



ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable.




                                    PART III


ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth, as of June 30, 1991, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                                  OFFICER
                                                                   AND/OR
                                                                  DIRECTOR
    NAME                    AGE      POSITION                      SINCE
    ----                    ---      --------                     --------
Wm. Lee Popham              40      Chairman of the Board,          1987
                                    Chief Executive Officer
                                    and President

Linda E. Baker              52      Director, Vice President,       1987
                                    Secretary, and Treasurer

Charles E. Fancher, Jr.     41      Director                        1988

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




ITEM 11.             EXECUTIVE COMPENSATION


CASH COMPENSATION

           The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 1991.


                                     ANNUAL COMPENSATION AWARDS
      NAME AND             ------------------------------------------------
 PRINCIPAL POSITION        YEAR          SALARY           BONUS       OTHER
 ------------------        ----          ------           -----       -----
 Wm. Lee Popham            1991         $  ---             ---         ---
 Chairman and President    1990          13,333            ---         ---
 Chief Executive Officer   1989          91,482            ---         ---



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



ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

           The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 1991 by (i) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock,
(ii) each Director and/or officer of the Company, and (iii) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

                                       AMOUNT AND            PERCENT
                                        NATURE OF              OF
NAME AND ADDRESS OF                     BENEFICIAL           COMMON
BENEFICIAL OWNER                       OWNERSHIP             STOCK
- -------------------                    ----------            -------
Wm. Lee Popham (l)                      2,119,385            19.29%
825 Arthur Godfrey Road
Miami Beach, Florida 33140

Ti-Aun Plantations, N.V.                  889,007             8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)                       668,651             6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

Linda E. Baker                            150,120             1.37%
Suite 800
2665 South Bayshore Drive
Coconut Grove, Florida 33133

Charles E. Fancher, Jr.                    12,000                *
2844 Chucunantah Road
Coconut Grove, Florida 33133

All directors and
   executive officers
   as a group (3 persons)               2,281,505            20.77%
- ----------
*  Less than one percent

(1) Includes 63,695 shares held in a testamentary trust for members of Wm. Lee Popham's family, for which Mr. Popham disclaims beneficial ownership. Does not include any shares directly or beneficially owned by David C. Popham (his brother) or Jeanne M. Baker (his mother).

(2) Includes 11,693 shares held jointly by David C. Popham and Valerie P. Popham, his wife. Also includes 119,928 shares held jointly by David C. Popham and Jeanne M. Baker, the mother of David C. Popham and Wm. Lee Popham. Does not include any shares beneficially owned by Wm. Lee Popham, the brother of David C. Popham.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Wm. Lee Popham, the Chairman and President of Admiral, was previously also the Chairman, President and controlling stockholder of CCH. Mr. Popham's mother, Jeanne M. Baker, was also a director of CCH. While CCH did not receive any fees or other compensation from Admiral or Haven during the fiscal year, CCH did receive a consulting, management and organizational fee in connection with the acquisition of Haven by Admiral of $354,286, plus expense reimbursements payable in cash during fiscal 1988. CCH and its affiliates, including Caesar Creek TSC, Ltd. (CCTSC) were liquidated in December 1989.

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




                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K

                             ADMIRAL FINANCIAL CORP.

                                      INDEX

(A)1. Admiral Financial Corp.:                                           PAGE
                                                                         ----

           Statement Regarding Sec. 210.3-11 of Regulation S-K            F-1

           Consolidated Balance Sheets as of June 30, 1991 and 1990       F-2

           Consolidated Statement of Operations for the two years
                     ended June 30, 1991                                  F-3

           Consolidated Statement of Stockholders' (Deficit) Equity
                     for the two years ended June 30, 1991                F-4

           Consolidated Statement of Cash Flows for the two years
                     ended June 30, 1991                                  F-5

           Notes to Consolidated Financial Statements                     F-6

(a)2.      There are no financial statement schedules required to be filed by
           Item 8 of this Form 10-K, or by paragraph (d) of Item 14.



(A)3.      Exhibits

           (3) The Articles of Incorporation and By-Laws of Admiral are incorporated herein by reference to Exhibits 3.1 and 3.2 of Admiral's Form S-4 Registration Statement filed with the Securities and Exchange Commission on January 22, 1988.

           (4) A specimen copy of Admiral's common stock certificate is incorporated herein by reference to Exhibit 4.1 in Amendment No. 1 of Admiral's Form S-4 Registration Statement filed with the Securities and Exchange Commission on April 5, 1988.

           (9)       Not applicable.

           (10) Admiral hereby incorporates by reference the sections entitled "Appendix A - Agreement and Plan of Reorganization, as amended, dated October 26, 1987, and related Agreement and Plan of Merger, as amended" and "Contributed Property Exchange Offer" contained in Haven's Prospectus/Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with Haven's special meeting held on June 3, 1988.

           (11)      Not applicable.

           (12)      Not applicable.

           (13)      Not applicable.

           (16)      Not applicable.

           (18)      Not applicable.

           (21) Admiral's sole subsidiary has been Haven Federal Savings and Loan Association. The assets and liabilities of Haven were confiscated by the federal government on March 2, 1990.

           (22)      Not applicable.

           (23)      Not applicable.

           (24)      Not applicable.

           (27)      Financial Data Schedule attached.

           (28)      Not applicable.

           (99)      Not applicable.


(B) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


(C)        The exhibits required by Item 601 of Regulation S-K are included in
           (a)(3) above.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADMIRAL FINANCIAL CORP.



                                    By       /S/ WM. LEE POPHAM
                                            -----------------------------
                                            Wm. Lee Popham, President and
Date: September 12, 1996                       Chief Executive Officer



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                        TITLE                     DATE
     ---------                        -----                     ----

/S/ WM. LEE POPHAM             Chairman of the Board      September 12, 1996
- ----------------------------   Of Directors, Chief
Wm. Lee Popham                 Executive Officer, and
Chairman and President         President
Principal Executive Officer



/S/ LINDA E. BAKER             Director, Vice President,  September 12, 1996
- ----------------------------   Secretary And Treasurer
Linda E. Baker
Principal Financial Officer



/S/ CHARLES E. FANCHER, JR.    Director                   September 12, 1996
- ----------------------------
Charles E. Fancher, Jr.

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


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


                               ASSETS                         JUNE 30, 1991          JUNE 30, 1990
                                                              -------------          -------------
                                                               (Unaudited)            (Unaudited)

Cash                                                            $       0              $     850
Prepaid expenses and other assets                                  40,387                 60,580
Net assets of Haven Federal Savings and
          Loan Association (note 2)                                     0                      0
                                                                ---------              ---------
                     Total assets                               $  40,387              $  61,430
                                                                =========              =========





LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                          $  23,890              $  23,890
Net liabilities of Haven Federal Savings
           and Loan Association (note 2)                                0                      0
                                                                ---------              ---------
                     Total liabilities                             23,890                 23,890

Preferred stock, $.01 par value.  Authorized
           6,000,000 shares, none outstanding

Common stock, $.001 par value,
           50,000,000 shares authorized
           10,987,000 shares issued                                10,987                 10,987
           Treasury stock, 1,954 and 1,954 shares, at cost              0                      0
Additional paid-in capital                                        680,710                680,710
Deficit                                                          (675,200)              (654,157)
                                                                ---------              ---------
           Total stockholders' (deficit) equity                    16,497                 37,540
                                                                ---------              ---------
           Total liabilities and stockholders'
                     (deficit) equity                           $  40,387              $  61,430
                                                                =========              =========




                            See accompanying notes to
                       consolidated financial statements.


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)







                                                              Years Ended June 30,
                                            ----------------------------------------------------------
                                               1991                    1990                   1989
                                            ------------           ------------           ------------
REVENUES:

Interest Income                             $          0           $        795           $      1,504
Other income                                        --                    1,540                   --
                                            ------------           ------------           ------------
           Total income                                0                  2,335                  1,504

EXPENSES:

Employee Compensation                               --                   26,731                 60,080
Other Expense                                     21,043                 54,634                 66,530
                                            ------------           ------------           ------------
                     Total expense                21,043                 81,365                126,610


Loss from discontinued operation (note 2)              0                      0            (13,688,210)

                                            ------------           ------------           ------------

Net loss                                    $    (21,043)          $    (79,030)          $(13,813,316)
                                            ============           ============           ============

Loss per share                              $      (0.00)          $      (0.01)          $      (1.26)
                                            ============           ============           ============

Dividend  per share                                 --                     --                     --
                                            ============           ============           ============

Weighted  average number
of shares outstanding                         10,985,046             10,985,046             10,985,046
                                            ============           ============           ============




           See accompanying notes to consolidated financial statements

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY


                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                (DEFICIT) EQUITY

                        FOR THE YEAR ENDED JUNE 30, 1990


                                      COMMON STOCK
                                 ISSUED AND OUTSTANDING                     ADDITIONAL            RETAINED
                               ----------------------------------            PAID-IN              EARNINGS
                                  SHARES                AMOUNT               CAPITAL              (DEFICIT)
                               ------------          ------------         ------------          ------------
Balance at June 30, 1988         10,985,046          $     10,987         $    680,710          $       --

   Net loss for the year               --                    --                   --             (13,813,316)
                               ------------          ------------         ------------          ------------

Balance at June 30, 1989         10,985,046                10,987              680,710           (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities          --                    --                   --              13,238,189

   Net loss for the year               --                    --                   --                 (79,030)
                               ------------          ------------         ------------          ------------

Balance at June 30, 1990         10,985,046          $     10,987         $    680,710          $   (654,157)

   Net loss for the year               --                    --                   --                 (21,043)


Balance at June 30, 1991         10,985,046          $     10,987         $    680,710          $   (675,200)
                               ============          ============         ============          ============




                            See accompanying notes to
                       consolidated financial statements.

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Year Ended June 30
                                                            -------------------------------------------------------
                                                                1991                 1990                  1989
                                                            -------------        -------------        -------------
Cash flows from operating activities:

Net loss                                                    $     (21,043)       $     (79,030)       $ (13,813,316)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
    Haven Federal after retroactive disallowance
    of agreed supervisory goodwill and regulatory capital            --             13,238,189                    0
Decrease in prepaid expenses and other assets                        --                 22,590               31,309
Decrease (increase) in net assets of
   Haven Federal                                                     --            196,801,331           24,058,209
(Decrease) in accrued expenses and other liabilities                 --                (20,386)             (85,078)
(Decrease) Increase in net liabilities of
   Haven Federal                                                     --           (209,984,299)         (10,318,815)
Amortization of organization expenses                              20,193               20,193               20,193
                                                            -------------        -------------        -------------

Net cash provided (used) by operating activities                     (850)              (1,412)            (107,498)

Cash and cash equivalents, beginning of year                          850                2,262              109,760
                                                            -------------        -------------        -------------

Cash and cash equivalents, end of year                      $           0        $         850        $       2,262
                                                            =============        =============        =============



           See accompanying notes to consolidated financial statements

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1991 AND 1990


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

                     Failure to do so will allow the FSLIC to exercise its legal or equitable rights under the Capital Agreement to enforce the terms of the Capital Agreement. Admiral was deemed by the FHLBB on July 17, 1989, to have defaulted on its obligation to infuse capital under the Capital Agreement and was given until October 18, 1989, to cure such defaults. Failure to cure such default by that date would permit the FSLIC (or its successor) to seek its legal or equitable remedy as set forth in the Capital Agreement, which included specific performance or administrative or judicial enforcement proceedings.

           (c) Admiral shall cause the Association to liquidate all of the real estate contributed as regulatory capital within two years after consummation of the transaction according to the following schedule: at least 37.5% of the market value of the properties as determined by the FHLBB District Appraiser by the end of the third quarter after consummation and thereafter at least 12.5% each subsequent quarter. The Association shall not provide financing to facilitate the liquidation of the real estate contributed as regulatory capital without the prior written approval of the Association's Supervisory Agent. If Admiral does not meet this real estate liquidation schedule, the FSLIC shall have the right to vote the Association's stock, remove the Association's Board of Directors and/or dispose of any or all of the common stock of the Association owned by Admiral. The Association applied for relief from the requirements of the Resolution and Capital Agreement which mandate the sale of real estate in accordance with the schedule above, but was never given the opportunity for a hearing, or the benefit of a response.

           For regulatory purposes, the Association was required to comply with minimum regulatory capital requirements. During the year ended June 30, 1989, the Association incurred substantial operating losses and sold certain parcels of Contributed Property at amounts which approximated predecessor cost, rather than at the substantially higher regulatory appraised values. These factors contributed to the Association's failure to meet its minimum regulatory capital requirement on June 30, 1989. At June 30, 1989, such minimum regulatory capital requirement amounted to approximately $6,642,000. When an association fails to meet its regulatory capital requirement, the FHLBB and the FSLIC (and their successors) may take such actions as they deem appropriate to protect the Association; its depositors; the FSLIC; and its successor, Savings Association Insurance 'Fund ("SAIF").

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

           The Association did not meet these new capital requirements imposed by FIRREA.

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



(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


           (a)       BASIS OF PRESENTATION

           The accompanying balance sheets as of June 30, 1991 and 1990, include the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. Due to Admiral's intent to dispose of its control of the Association, as discussed in note 1, the Association's net assets, net liabilities, and net losses from operations have been presented in the aggregate. The consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year ended June 30, 1989, include the accounts of Admiral and the Association. All significant intercompany transactions have been eliminated in consolidation.


           (b)       OFFICE PROPERTIES AND EQUIPMENT

           Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated lives are five to twelve years for furniture, fixtures and equipment and thirty to fifty years for buildings. Renewals and betterments which materially increase the value of the property are capitalized.

           All office properties and equipment were sold when the offices of the Company were closed during the fiscal year ended June 30, 1990, and the proceeds from such sales are reflected as "other income."



           (C)         INCOME TAXES

           Admiral and its wholly-owned subsidiary file a consolidated tax return. Taxes are provided on all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes, except for income representing a permanent difference.


           (d)       REAL ESTATE

           Loss from real estate operations includes rental income, operating expenses, interest expense on the related mortgages payable, gains on sales, net and provision for estimated losses to reflect subsequent declines in the net realizable value below predecessor cost.

           Provisions for estimated losses on real estate are charged to earnings when, in the opinion of management, such losses are probable. While management uses the best information available to make evaluations, future adjustments to the allowances may be necessary if economic con ditions change substantially from the assumptions used in making the evaluations.

           (f)       EXCESS COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLES

           The excess cost over net assets acquired was amortized by the interest method over the estimated lives of the long-term, interest-bearing assets acquired. The remaining unamortized excess cost over net assets acquired was written off at June 30, 1989 (see note 1).


           (g)       CASH AND CASH EQUIVALENTS

           For the purpose of the statement of cash flows, cash and cash equivalents include the accounts of Admiral.


(3)        PURCHASE ACCOUNTING

           (a) At June 30, 1989, the remaining unamortized excess cost over net assets acquired of $7,768,074 was written off and charged to operations (see note 1).



(4)        INCOME TAXES

           At June 30, 1991 and 1990, the Company has net operating loss carryforwards of approximately $15,765,000 and $18,728,000 for Federal income tax purposes, and $15,283,000 and $18,203,000, respectively, for state income tax purposes to offset future taxable income.

           These carryforwards were scheduled to expire in future years as follows:

                                       YEAR ENDING
                                         JUNE 30,           FEDERAL                 STATE
                                       -----------          -------                 -----
                                           1990          $  2,348,000           $  2,304,000
                                           1991             2,984,000              2,941,000
                                           1992             5,360,000              5,230,000
                                           2001             1,549,000              1,537,000
                                           2002             1,288,000              1,288,000
                                           2004             7,468,000              7,128,000
                                                         ------------           ------------
Net operating loss
   carryforwards, June 30, 1989:                           20,997,000             20,428,000
   Less: 1990 Expirations                                  (2,348,000)            (2,304,000)
                                           2005                79,000                 79,000
                                                         ------------           ------------
Net operating loss
   carryforwards, June 30, 1990:                         $ 18,728,000           $ 18,203,000
   Less: 1991 Expirations                                  (2,984,000)            (2,941,000)
                                           2006                21,000                 21,000
                                                         ------------           ------------
Net operating loss
   carryforwards, June 30, 1991                          $ 15,765,000           $ 15,283,000
                                                         ============           ============

           The Company has not filed its federal or Florida income tax returns for the fiscal year ended June 30, 1990. While the confiscation of the assets and liabilities of Haven may have resulted in a taxable event, management believes that any taxable income resulting from such confiscation of assets and liabilities will not exceed the available net operating loss carryforwards.

           The net operating loss carryforwards expiring through 2002 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 1991 and 1990, such purchased loss carryforwards remaining amounted to approximately $5,179,000 and $8,163,000, respectively.


(5)        DISPOSAL OF THE ASSOCIATION
           The net assets and net liabilities of Haven were confiscated by the federal government on March 2, 1990.



(6)        RELATED PARTY TRANSACTIONS

           The Association paid Admiral a management fee of $25,000 per quarter during fiscal 1989, and for the first two fiscal quarters of 1990. These payments between affiliates have been eliminated, reducing the recognized loss from discontinued operations.



(7)        COMMITMENTS AND CONTINGENCIES

           Admiral is not involved in any material legal proceedings.