Form 10-Q
period 1991-09-30
ADMIRAL FINANCIAL CORP
filed 1996-09-16
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Three Months Ended September 30, 1991

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

                        Yes  [X]                  No  [ ]


                          Common Stock $.001 Par Value
              Outstanding Shares at September 30, 1991: 10,985,046

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


                                                  PART I - FINANCIAL INFORMATION


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                     ASSETS                                  SEPTEMBER 30, 1991   JUNE 30, 1991
                                                             ------------------   -------------
                                                                 (UNAUDITED)       (UNAUDITED)
Cash                                                              $       0         $       0
Prepaid expenses and other assets                                    35,338            40,387
Net assets of Haven Federal Savings and
           Loan Association (notes 1 and 2)                               0                 0
                                                                  ---------         ---------
                     Total assets                                 $  35,338         $  40,387
                                                                  =========         =========


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                            $  23,890         $  23,890
Net liabilities of Haven Federal Savings
           and Loan Association (notes 1 and 2)                           0                 0
                                                                  ---------         ---------
                     Total liabilities                               23,890            23,890

Preferred stock, $.01 par value, Authorized
           6,000,000 shares, none outstanding

Common stock, $.001 par value,
           50,000,000 shares authorized,
           10,987,000 shares issued                                  10,987            10,987
           Treasury stock, 1,954 and 1,954 shares, at cost                0                 0
Additional paid-in capital                                          680,710           680,710
Deficit                                                            (680,249)         (675,200)
                                                                  ---------         ---------
           Total stockholders' (deficit) equity                      11,448            16,497
                                                                  ---------         ---------
           Total liabilities and stockholders'
                     (deficit) equity                             $  35,338         $  40,387
                                                                  =========         =========

          See accompanying notes to consolidated financial statements.

                                                  PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED SEPT 30
                                                -------------------------------
                                                    1991                1990
                                                ------------        -----------

Interest Income                                            0                  0
Other income                                               0                  0
                                                ------------        -----------
    Total income                                           0                  0

Expense
    Employee Compensation                                  0                  0
    Other                                              5,048              5,591
                                                ------------        -----------
    Total expense                                      5,048              5,591

    Loss from discontinued
        operation (note 2)                                 0                  0
                                                ------------        -----------
Net loss                                        $     (5,048)            (5,591)
                                                ============        ===========
Loss per share                                  $      (.000)       $     (.000)
                                                ============        ===========

Dividend per share                                      --                 --
                                                ============        ===========

Weighted average number
    of shares outstanding                         10,985,046         10,985,046
                                                ============        ===========


           See accompanying notes to consolidated financial statements



                                                  PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED SEPT 30
                                                               --------------------------
                                                                  1991            1990
                                                                --------        --------
Cash flows from operating activities:

Net loss                                                        $(5,048)        $(5,591)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance

   of agreed supervisory goodwill and regulatory capital              0               0
Decrease in prepaid expenses and other assets                         0               0
Decrease (increase) in net assets of
   Haven Federal                                                      0               0
(Decrease) in accrued expenses and other liabilities                  0               0
(Decrease) Increase in net liabilities of
   Haven Federal                                                      0               0
Amortization of organization expenses                             5,048           5,048
                                                                -------         -------

Net cash provided (used) by operating activities                      0            (543)

Cash and cash equivalents, beginning of year                          0             850
                                                                -------         -------

Cash and cash equivalents, end of quarter                       $     0         $   307
                                                                =======         =======



           See accompanying notes to consolidated financial statements

                                                  PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals and the prior confiscation of all the principal assets of the Company by the United States government) necessary to present fairly the financial statements of Admiral Financial Corp. ('Admiral') and Subsidiary.

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 1991 and 1990.

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


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30. 1991 AND 1990

      The primary change in the operations of the parent company has been a reduction in expenses from $5,591, including $5,048 of amortization, in the three months ended September 30, 1990, to $5,048 for the comparable period in 1991. Amortization in 1991 was also $5,048. The decrease in expenses was due mostly to the discontinuance of directors fees, the suspension of all employee compensation, and the closing of Admiral's offices.

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

                                     ADMIRAL FINANCIAL CORP. (Registrant)


Date:  September 16, 1996       By:  /s/ WM. LEE POPHAM
                                     -----------------------------------
                                     Wm. Lee Popham, President


Date:  September 16, 1996       By:  /s/ LINDA E. BAKER
                                     -----------------------------------
                                     Linda E. Baker, Principal Financial
                                     and Accounting Officer