Form 10-Q
period 1991-12-31
ADMIRAL FINANCIAL CORP
filed 1996-09-16
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1991

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

                           Yes  [X]             No  [ ]






                          Common Stock $.001 Par Value
               Outstanding Shares at December 31, 1991: 10,985,046

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


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                  ASSETS                                   DECEMBER 31, 1991  JUNE 30, 1991
                                                           -----------------  -------------
                                                              (UNAUDITED)      (UNAUDITED)
Cash                                                           $       0        $       0
Prepaid expenses and other assets                                 30,290           40,387
Net assets of Haven Federal Savings and
         Loan Association (notes 1 and 2)                              0                0
                                                               ---------        ---------
                  Total assets                                 $  30,290        $  40,387
                                                               =========        =========





LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                         $  23,890        $  23,890
Net liabilities of Haven Federal Savings
         and Loan Association (notes 1 and 2)                          0                0
                                                               ---------        ---------
                  Total liabilities                               23,890           23,890


Preferred stock, $.01 par value, Authorized
         6,000,000 shares, none outstanding

Common stock, $.001 par value,
         50,000,000 shares authorized,
         10,987,000 shares issued                                 10,987           10,987
         Treasury stock, 1,954 and 1,954 shares, at cost               0                0
Additional paid-in capital                                       680,710          680,710
Deficit                                                         (685,297)        (675,200)
                                                               ---------        ---------
         Total stockholders' (deficit) equity                      6,400           16,497
                                                               ---------        ---------
         Total liabilities and stockholders'
                  (deficit) equity                             $  30,290        $  40,387
                                                               =========        =========

          See accompanying notes to consolidated financial statements.


                                                  PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                        THREE MONTHS ENDED DEC 31      SIX MONTHS ENDED DEC 31
                                       ---------------------------    --------------------------
                                           1991           1990           1991           1990
                                           ----           ----           ----           ----
Interest Income                                   0              0              0              0
Other income                                      0              0              0              0
                                       ------------    -----------    -----------    -----------
         Total income                             0              0              0              0

Expense
         Employee Compensation                    0              0              0              0
         Other                                5,048          5,048         10,097         10,640
                                       ------------    -----------    -----------    -----------

         Total expense                        5,048          5,048         10,097         10,640

         Loss from discontinued
                  operation (note 2)              0              0              0              0
                                       ------------    -----------    -----------    -----------
Net loss                               $     (5,048)        (5,048)       (10,097)       (10,640)
                                       ============    ===========    ===========    ===========

Loss per share                         $      (.000)   $     (.000)   $     (.001)   $     (.001)
                                       ============    ===========    ===========    ===========

Dividend per share                             --             --             --             --
                                       ============    ===========    ===========    ===========

Weighted average number
   of shares outstanding                 10,985,046     10,985,046     10,985,046     10,985,046
                                       ============    ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                                                  PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   SIX MONTHS ENDED DECEMBER 31
                                                   ----------------------------
                                                          1991        1990
                                                          ----        ----


Cash flows from operating activities:

Net loss                                               $(10,097)   $(10,640)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory
   capital                                                    0           0
Decrease in prepaid expenses and other assets                 0           0
Decrease (increase) in net assets of
   Haven Federal                                              0           0
(Decrease) in accrued expenses and other
   liabilities                                                0           0
(Decrease) Increase in net liabilities of
   Haven Federal                                              0           0
Amortization of organization expenses                    10,097      10,097
                                                       --------    --------

Net cash provided (used) by operating activities              0        (543)

Cash and cash equivalents, beginning of year                  0         850
                                                       --------    --------

Cash and cash equivalents, end of quarter              $      0    $    307
                                                       ========    ========

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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 1991 and 1990.

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


COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1991 AND 1990

Admiral's sole remaining expense of $5,048 for 1991 and 1990 relates to the non-cash amortization of organization expenses, which occurs solely as a result of the passage of time.


COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1991 AND 1990

         The primary change in the operations of the parent company has been a reduction in expenses from $10,640 in the six months ended December 31, 1990 to $10,097 for the comparable period in 1991. The decrease in expenses was due mostly to the discontinuance of directors fees, the suspension of all employee compensation, and the closing of Admiral's business offices. Amortization of organization expenses, which occurs solely as a result of the passage of time, was $10,097 and $10,096 for 1991 and 1990, respectively.

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


                                            ADMIRAL FINANCIAL CORP. (Registrant)




Date:    September 16, 1996            By:  /s/ WM. LEE POPHAM
                                            -------------------------------
                                            Wm. Lee Popham, President


Date:    September 16, 1996            By:  /s/ LINDA E. BAKER
                                            -------------------------------
                                            Linda E. Baker, Principal Financial
                                            and Accounting Officer