Form 10-Q
period 1992-03-31
ADMIRAL FINANCIAL CORP
filed 1996-09-16
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For the Nine Months Ended March 31, 1992

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

                               Yes   [X]    No [ ]






                          Common Stock $.001 Par Value
                Outstanding Shares at March 31, 1992: 10,985,046

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

                         PART I - FINANCIAL INFORMATION


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


                     ASSETS                                   MARCH 31, 1992         JUNE 30, 1991
                                                              --------------         -------------
                                                               (Unaudited)             (Unaudited)

Cash                                                            $       0              $       0
Prepaid expenses and other assets                                  25,242                 40,387
Net assets of Haven Federal Savings and
           Loan Association (notes 1 and 2)                             0                      0
                                                                ---------              ---------
                     Total assets                               $  25,242              $  40,387
                                                                =========              =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                          $  23,890              $  23,890
Net liabilities of Haven Federal Savings
           and Loan Association (notes 1 and 2)                         0                      0
                                                                ---------              ---------
                     Total liabilities                             23,890                 23,890


Preferred stock, $.01 par value, Authorized
           6,000,000 shares, none outstanding

Common stock, $.001 par value,
           50,000,000 shares authorized,
           10,987,000 shares issued                                10,987                 10,987
           Treasury stock, 1,954 and 1,954 shares, at cost              0                      0
Additional paid-in capital                                        680,710                680,710
Deficit                                                          (690,345)              (675,200)
                                                                ---------              ---------
           Total stockholders' (deficit) equity                     1,352                 16,497
                                                                ---------              ---------
           Total liabilities and stockholders'
                     (deficit) equity                           $  25,242              $  40,387
                                                                =========              =========



                     See accompanying notes to consolidated
                             financial statements.

                         PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)






                                                              Three Months Ended Mar 31                  Nine Months Ended Mar 31
                                                             --------------------------------          ----------------------------
                                                              1992                  1991                1992                 1991
                                                             -------                -------            -------              -------
Interest Income                                                       0                   0                   0                   0
Other income                                                          0                   0                   0                   0
                                                           ------------        ------------        ------------        ------------
           Total income                                               0                   0                   0                   0

Expense
           Employee Compensation                                      0                   0                   0                   0
           Other                                                  5,048               5,048              15,145              15,688
                                                           ------------        ------------        ------------        ------------

           Total expense                                          5,048               5,048              15,145              15,688

           Loss from discontinued
                     operation (note 2)                               0                   0                   0                   0
                                                           ------------        ------------        ------------        ------------
Net loss                                                   $     (5,048)             (5,048)            (15,145)            (15,688)
                                                           ============        ============        ============        ============

Loss per share                                             $      (.000)       $      (.000)       $      (.001)       $      (.001)
                                                           ============        ============        ============        ============

Dividend per share                                                 --                  --                  --                  --
                                                           ============        ============        ============        ============

Weighted average number
   of shares outstanding                                     10,985,046          10,985,046          10,985,046          10,985,046
                                                           ============        ============        ============        ============




           See accompanying notes to consolidated financial statements

                         PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                      Nine Months Ended March 31
                                                                   ------------------------------
                                                                     1992                  1991
                                                                   -------                -------
Cash flows from operating activities:

Net loss                                                          $(15,145)              $(15,688)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital                 0                      0
Decrease in prepaid expenses and other assets                            0                      0
Decrease (increase) in net assets of
   Haven Federal                                                         0                      0
(Decrease) in accrued expenses and other liabilities                     0                      0
(Decrease) Increase in net liabilities of
   Haven Federal                                                         0                      0
Amortization of organization expenses                               15,145                 15,145
                                                                  --------               --------

Net cash provided (used) by operating activities                         0                   (543)

Cash and cash equivalents, beginning of year                             0                    850
                                                                  --------               --------

Cash and cash equivalents, end of quarter                         $      0               $    307
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 1992 and 1991.

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



COMPARISON OF THREE MONTHS ENDED MARCH 31. 1992 AND 1991

Admiral's sole remaining expense of $5,048 for 1992 and 1991 relates to the non-cash amortization of organization expenses, which occurs solely as a result of the passage of time.



COMPARISON OF NINE MONTHS ENDED MARCH 31. 1992 AND 1991

The primary change in the operations of the parent company has been a reduction in expenses from $15,688 in the nine months ended March 31, 1991 to $15,145 for the comparable period in 1992. The decrease in expenses was due mostly to the discontinuance of directors fees, the suspension of all employee compensation, and the closing of Admiral's business offices. Amortization of organization expenses, which occurs solely as a result of the passage of time, was $15,145 and $15,145 for 1992 and 1991, respectively.

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