Form 10-K
period 1992-06-30
ADMIRAL FINANCIAL CORP
filed 1996-09-16
CIK 828530

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1992

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

           Aggregate market value of the voting stock held by non-affiliates of the Registrant was $0 on September 28, 1992.

Number of shares of common stock outstanding as of September 28, 1992, was 10,985,046.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                             ADMIRAL FINANCIAL CORP.


                                    FORM 10-K


                                TABLE OF CONTENTS



                                                                         PAGE
                                                                         ----
                                     PART I

Item 1.              Business                                              1
Item 2.              Properties                                            5
Item 3.              Legal Proceedings                                     5
Item 4.              Submission of Matters to a Vote of
                        Security Holders                                   5


                                     PART II


Item 5.              Market for the Registrant's Common Stock
                        and Related Security Holder Matters                6
Item 6.              Selected Consolidated Financial Data                  6
Item 7.              Management's Discussion and Analysis of
                        Consolidated Financial Condition and
                        Results of Operations                              7
Item 8.              Consolidated Financial Statements                     9
Item 9.              Disagreements on Accounting and Financial
                        Disclosure                                         9


                                    PART III


Item 10.             Directors and Executive Officers of the
                        Registrant                                         9
Item 11.             Executive Compensation                               10
Item 12.             Security Ownership of Certain Beneficial
                        Owners and Management                             11
Item 13.             Certain Relationships and Related Transactions       12


                                     PART IV


Item 14.             Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K                               13

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




ITEM 3.              LEGAL PROCEEDINGS.

           As of June 30, 1992, Admiral was not involved in any material legal proceedings.




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

           The following table sets forth, for the periods indicated, the high and low sales prices as reported by NASDAQ.

                                         ASK                 BID
                                     -----------        --------------
                                     HIGH    LOW        HIGH       LOW
                                     ----    ---        ----       ---
1991:
          First Quarter                0      0          0          0
          Second Quarter               0      0          0          0
          Third Quarter                0      0          0          0
          Fourth Quarter               0      0          0          0

1992:
          First Quarter                0      0          0          0
          Second Quarter               0      0          0          0
          Third Quarter                0      0          0          0
          Fourth Quarter               0      0          0          0


           As of June 30, 1992, there were 492 stockholders of record.

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




ITEM 6.              SELECTED CONSOLIDATED FINANCIAL DATA.

           Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. Therefore, the following table sets forth selected consolidated financial data for the operations of Haven, the predecessor company, for the fiscal year ended June 30, 1988, and for Admiral for the four years ended June 30, 1992. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 1992, 1991, 1990, 1989 and 1988. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

                                                                     YEAR ENDED JUNE 30,
                                             ---------------------------------------------------------------
                                              1992         1991         1990              1989         1988
                                             -------      -------      -------          -------      -------
                                                     (Dollars in thousands except per share data)
Admiral income                               $     0            0            2             --           --
Haven:
Interest income                                 --           --           --             19,816       16,107
Interest expense                                --           --           --             17,939       15,302
                                             -------      -------      -------          -------      -------
           Net interest income
           before provision
           for loan losses
           (expense)                               0            0            2            1,877          805

Provision for loan losses                       --           --           --               (242)        (968)
                                             -------      -------      -------          -------      -------
           Net interest income
           (expense) after
           provision for
           loan losses                             0            0            2            1,635         (163)

           Loss before extraordinary
           item and cumulative effect
           of change in accounting
           principle                             (20)         (21)         (79)         (13,937)      (3,434)
Extraordinary item                              --           --           --                124         --
Cumulative effect of change in
           accounting principle                 --           --           --               --           --
                                             -------      -------      -------          -------      -------
                     Net earnings (loss)     $   (20)         (21)         (79)         (13,813)      (3,434)
                                             =======      =======      =======          =======      =======

Earnings (loss) per share                    $ (0.00)       (0.00)       (0.01)           (1.26)       (3.48)

                                                               YEAR ENDED JUNE 30,
                                               ----------------------------------------------------
                                               1992      1991       1990         1989          1988
                                               ----      ----       ----         ----          ----
                                                    (Dollars in thousands except per share data)
Net assets of Haven                          $    -       -          -         196,801       220,881
Total assets                                      20      40         61        196,886       221,084
Net liabilities of Haven                          -       -          -         209,964       220,263
Total liabilities                                 24      24         24        210,008       220,263
Total stockholders' equity (deficit)              (4)     16         37        (13,122)          692
Book value (deficit) per common share           (.00)    .00        .01          (1.19)          .06
Number of offices of Admiral                       1       1          1              1             1


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

           Admiral was formed in 1987 and had no operations until its acquisition of Haven on June 16, 1988. The acquisition was accounted for as though it had occurred on June 30, 1988, so that the four years ended June 30, 1992, 1991, 1990 and 1989 are the first years during which Admiral reported operations. Admiral's only significant asset is its investment in Haven and, therefore, the operations being reported on are primarily those of its subsidiary, the predecessor registrant Haven.

COMPARISON OF YEARS ENDED JUNE 30, 1992 AND 1991

           GENERAL. Net loss for 1992 was $20,194 or $0.002 per share. This compares to a net loss for 1991 of $21,043 or $0.002 per share. Admiral was inactive at June 30, 1992 and 1991.

           TOTAL INCOME. Admiral's gross revenues were $0 and $0 in 1992 and 1991, respectively.

           COMPENSATION EXPENSE. Compensation expenditures were eliminated during fiscal 1990, when all employees were terminated. Consequently, compensation expense were $0 and $0 in 1992 and 1991.

           TOTAL OTHER EXPENSE. Other expense items, including amortization of organizational expenses of $20,194 and $20,193 in 1992 and 1991, were reduced as a result of Admiral ceasing active operations during fiscal 1990, when all employees were terminated, Admiral's offices were vacated, and Admiral became inactive. Consequently, other expense decreased from $21,044 in 1991 to $20,194 in 1992.



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




ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable.




                                    PART III


ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth, as of June 30, 1992, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                                    OFFICER
                                                                     AND/OR
                                                                    DIRECTOR
NAME                       AGE        POSITION                       SINCE
- ----                       ---        --------                      --------
Wm. Lee Popham             41    Chairman of the Board,               1987
                                 Chief Executive Officer
                                 and President

Linda E. Baker             53    Director, Vice President,            1987
                                 Secretary, and Treasurer

Charles E. Fancher, Jr.    42    Director                             1988


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

           CHARLES E. FANCHER, JR. has served as President and Chief Operating Officer of General Development Utilities, Inc., Miami, Florida (a water, waste water, and liquid propane gas utility company) since June 1991, and Vice President of Atlantic Gulf Communities Corporation (f/k/a General Development Corporation), in Miami, Florida (a real estate development company) since January 1986. Mr. Fancher was previously Senior Vice President of General Development Utilities, Inc., since January 1986. Prior thereto, he served as a Vice President of General Development Utilities, Inc. in the areas of finance and operations.




ITEM 11.             EXECUTIVE COMPENSATION


CASH COMPENSATION

           The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 1992.



                                        ANNUAL COMPENSATION AWARDS
       NAME AND              ------------------------------------------------
  PRINCIPAL POSITION         YEAR          SALARY           BONUS       OTHER
  ------------------         ----          ------           -----       -----
  Wm. Lee Popham             1992         $  ---             ---         ---
  Chairman and President     1991            ---             ---         ---
  Chief Executive Officer    1990          13,333            ---         ---




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




ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

           The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 1992 by (i) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock,
(ii) each Director and/or officer of the Company, and (iii) all Directors and executive officers of

Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

                                          AMOUNT AND           PERCENT
                                           NATURE OF              OF
NAME AND ADDRESS OF                        BENEFICIAL           COMMON
BENEFICIAL OWNER                           OWNERSHIP            STOCK
- -------------------                       ----------           -------
Wm. Lee Popham (l)                        2,119,385            19.29%
825 Arthur Godfrey Road
Miami Beach, Florida 33140

Ti-Aun Plantations, N.V.                    889,007             8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)                         668,651             6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

Linda E. Baker                              150,120             1.37%
Suite 800
2665 South Bayshore Drive
Coconut Grove, Florida 33133

Charles E. Fancher, Jr.                      12,000                *
2844 Chucunantah Road
Coconut Grove, Florida 33133

All directors and
   executive officers
   as a group (3 persons)                 2,281,505            20.77%
- ------------
*  Less than one percent

(1) Includes 63,695 shares held in a testamentary trust for members of Wm. Lee Popham's family, for which Mr. Popham disclaims beneficial ownership. Does not include any shares directly or beneficially owned by David C. Popham (his brother) or Jeanne M. Baker (his mother).

(2) Includes 76,185 shares held jointly by David C. Popham and Valerie P. Popham, his wife. Also includes 119,928 shares held jointly by David C. Popham and Jeanne M. Baker, the mother of David C. Popham and Wm. Lee Popham. Does not include any shares beneficially owned by Wm. Lee Popham, the brother of David C. Popham.




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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                             ADMIRAL FINANCIAL CORP.

                                      INDEX

(A)1. Admiral Financial Corp.:                                            PAGE
                                                                          ----
      Statement Regarding Sec. 210.3-11 of Regulation S-K                  F-1

      Consolidated Balance Sheets as of June 30, 1992 and 1991             F-2

      Consolidated Statement of Operations for the three years
                ended June 30, 1992                                        F-3

      Consolidated Statement of Stockholders' (Deficit) Equity
                for the three years ended June 30, 1992                    F-4

      Consolidated Statement of Cash Flows for the three years
                ended June 30, 1992                                        F-5

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

                                        ADMIRAL FINANCIAL CORP.



                                By       /S/ WM. LEE POPHAM
                                        -----------------------------
                                        Wm. Lee Popham, President and
Date: September 16, 1996                   Chief Executive Officer



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                       TITLE                  DATE
           ---------                       -----                  ----

/S/ WM. LEE POPHAM               Chairman of the Board        September 16, 1996
- ----------------------------     Of Directors, Chief
Wm. Lee Popham                   Executive Officer, and
Chairman and President           President
Principal Executive Officer



/S/ LINDA E. BAKER               Director, Vice President,    September 16, 1996
- ----------------------------     Secretary And Treasurer
Linda E. Baker
Principal Financial Officer



/S/ CHARLES E. FANCHER, JR.      Director                     September 16, 1996
- ----------------------------
Charles E. Fancher, Jr.

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

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


                               ASSETS                       JUNE 30, 1992         JUNE 30, 1991
                                                            -------------         -------------
                                                            (Unaudited)            (Unaudited)
Cash                                                         $       0              $       0
Prepaid expenses and other assets                               20,193                 40,387
Net assets of Haven Federal Savings and
           Loan Association (note 2)                                 0                      0
                                                             ---------              ---------
                     Total assets                            $  20,193              $  40,387
                                                             =========              =========





LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                       $  23,890              $  23,890
Net liabilities of Haven Federal Savings
           and Loan Association (note 2)                             0                      0
                                                             ---------              ---------
                     Total liabilities                          23,890                 23,890

Preferred stock, $.01 par value.  Authorized
           6,000,000 shares, none outstanding

Common stock, $.001 par value,
           50,000,000 shares authorized
           10,987,000 shares issued                             10,987                 10,987
           Treasury stock, 1,954 and 1,954 shares, at cost           0                      0
Additional paid-in capital                                     680,710                680,710
Deficit                                                       (695,394)              (675,200)
                                                             ---------              ---------
           Total stockholders' (deficit) equity                 (3,697)                16,497
                                                             ---------              ---------
           Total liabilities and stockholders'
                     (deficit) equity                        $  20,193              $  40,387
                                                             =========              =========



          See accompanying notes to consolidated financial statements.

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                   Years Ended June 30,
                                               ----------------------------------------------------------
                                                  1992                    1991                   1990
                                               ------------           ------------           ------------
REVENUES:
Interest Income                                $          0           $          0           $        795
Other income                                           --                     --                    1,540
                                               ------------           ------------           ------------
           Total income                                   0                      0                  2,335

EXPENSES:

Employee Compensation                                  --                     --                   26,731
Other Expense                                        20,194                 21,043                 54,634
                                               ------------           ------------           ------------
                     Total expense                   20,194                 21,043                 81,365


Loss from discontinued operation (note 2)                 0                      0                      0
                                               ------------           ------------           ------------

Net loss                                       $    (20,194)          $    (21,043)          $    (79,030)
                                               ============           ============           ============

Loss per share                                 $      (0.00)          $      (0.00)          $      (0.01)
                                               ============           ============           ============

Dividend  per share                                    --                     --                     --
                                               ============           ============           ============

Weighted  average number
of shares outstanding                            10,985,046             10,985,046             10,985,046
                                               ============           ============           ============



           See accompanying notes to consolidated financial statements

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY


                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                (DEFICIT) EQUITY

                        FOR THE YEARS ENDED JUNE 30, 1992


                                           COMMON STOCK
                                       ISSUED AND OUTSTANDING                 ADDITIONAL             RETAINED
                                  ----------------------------------            PAID-IN              EARNINGS
                                      SHARES               AMOUNT               CAPITAL              (DEFICIT)
                                  ------------          ------------         ------------          ------------
Balance at June 30, 1988            10,985,046          $     10,987         $    680,710          $       --

   Net loss for the year                                        --                    --            (13,813,316)
                                  ------------          ------------         ------------          ------------

Balance at June 30, 1989            10,985,046                10,987              680,710           (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities                                   --                    --             13,238,189

   Net loss for the year                                        --                    --                (79,030)
                                  ------------          ------------         ------------          ------------

Balance at June 30, 1990            10,985,046          $     10,987         $    680,710          $   (654,157)

   Net loss for the year                                                                                (21,043)
                                  ------------          ------------         ------------          ------------

Balance at June 30, 1991            10,985,046          $     10,987         $    680,710          $   (675,200)

    Net loss for the year                                                                               (20,194)
                                  ------------          ------------         ------------          ------------

Balance at June 30, 1992            10,985,046          $     10,987         $    680,710          $   (695,394)
                                  ============          ============         ============          ============




          See accompanying notes to consolidated financial statements.

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                             Year Ended June 30
                                                                            -------------------------------------------------------
                                                                                1992                 1991                    1990
                                                                            -------------        -------------        -------------
Cash flows from operating activities:

Net loss                                                                    $     (20,194)       $     (21,043)       $     (79,030)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
    Haven Federal after retroactive disallowance
    of agreed supervisory goodwill and regulatory capital                                                                13,238,189
Decrease in prepaid expenses and other assets                                                                                22,590
Decrease (increase) in net assets of
   Haven Federal                                                                                                        196,801,331
(Decrease) in accrued expenses and other liabilities                                                                        (20,386)
(Decrease) Increase in net liabilities of
   Haven Federal                                                                                                       (209,984,299)
Amortization of organization expenses                                              20,194               20,193               20,193
                                                                            -------------        -------------        -------------

Net cash provided (used) by operating activities                                        0                 (850)              (1,412)

Cash and cash equivalents, beginning of year                                            0                  850                2,262
                                                                            -------------        -------------        -------------

Cash and cash equivalents, end of year                                      $           0        $           0        $         850
                                                                            =============        =============        =============

           See accompanying notes to consolidated financial statements

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1992 AND 1991


(1)        ORGANIZATION AND REGULATORY MATTERS


           Admiral Financial Corp. ("Admiral") is inactive.

           On June 16, 1988, Admiral acquired Haven Federal Savings and Loan Association ("Haven"). Admiral was a newly formed savings and loan holding company that was capitalized through the contribution of various parcels of real estate, investment securities and a tax sale certificate business ("Contributed Property") recorded at its net predecessor cost of $596,812, net of transaction costs. The Association was acquired by Admiral through the exchange of common stock which was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities were adjusted to their estimated fair market values as of the date of acquisition.

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

           FIRREA's provisions for new capital standards required institutions to have a minimum regulatory tangible capital equal to 1.5% of total assets and a minimum 3.0% leverage capital ratio by no later than December 7, 1989. The ability to include qualifying supervisory goodwill for purposes of the leverage capital ratio requirement will be phased out by January 1, 1995. In addition, institutions were required to meet a risk-based capital requirement. In all cases, the capital standards were also required to be no less stringent than standards applicable to national banks. Currently, national banks are required to maintain a primary capital-to-assets ratio of 5.5% and a total capital-to-assets ratio of 6.0%.

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



(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


           (a)       BASIS OF PRESENTATION

           The accompanying balance sheets as of June 30, 1992 and 1991, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. Due to Haven's status as a discontinued operation, as discussed in note 1, the Association's net assets, net liabilities, and net losses from operations have been presented in the aggregate. The consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years prior to 1990 include the accounts of Admiral and the Association. All significant intercompany transactions have been eliminated in consolidation.


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


           (e)       EXCESS COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLES

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


(4)        INCOME TAXES

           At June 30, 1992 and 1991, the Company has net operating loss carryforwards of approximately $10,426,000 and $15,765,000, respectively, for Federal income tax purposes, and $10,074,000 and $15,283,000, respectively, for state income tax purposes to offset future taxable income.

           These carryforwards were scheduled to expire in future years as follows:

                                                  YEAR ENDING
                                                    JUNE 30,                        FEDERAL                        STATE
                                                  -----------                     -----------                   -----------
                                                    1990                          $ 2,348,000                   $ 2,304,000
                                                    1991                            2,984,000                     2,941,000
                                                    1992                            5,360,000                     5,230,000
                                                    2001                            1,549,000                     1,537,000
                                                    2002                            1,288,000                     1,288,000
                                                    2004                            7,468,000                     7,128,000
                                                                                  -----------                   -----------
           Net operating loss
              carryforwards, June 30, 1989:                                        20,997,000                    20,428,000
              Less: 1990 Expirations                                               (2,348,000)                   (2,304,000)
                                                    2005                               79,000                        79,000
                                                                                  -----------                   -----------
           Net operating loss
              carryforwards, June 30, 1990:                                        18,728,000                    18,203,000
              Less: 1991 Expirations                                               (2,984,000)                   (2,941,000)
                                                    2006                               21,000                        21,000
                                                                                  -----------                   -----------
           Net operating loss
              carryforwards, June 30, 1991                                         15,765,000                    15,283,000
              Less: 1992 Expirations                                               (5,360,000)                   (5,230,000)
                                                    2007                               21,000                        21,000
                                                                                  -----------                   -----------
           Net operating loss
              carryforwards, June 30, 1992                                        $10,426,000                   $10,074,000
                                                                                  ===========                   ===========

           The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 1991 and 1990. While the confiscation of the assets and liabilities of Haven may have resulted in a taxable event, management believes that any taxable income resulting from such confiscation of assets and liabilities should not exceed the available net operating loss carryforwards.

           The net operating loss carryforwards expiring through 2002 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 1992 and 1991, such purchased loss carryforwards remaining amounted to approximately $2,837,000 and $8,197,000, respectively.


(5)        DISPOSAL OF THE ASSOCIATION

           The net assets and net liabilities of Haven were confiscated by the federal government on March 2, 1990.



(6)        COMMITMENTS AND CONTINGENCIES

           Admiral is not involved in any material legal proceedings.