Form 10-Q
period 1992-09-30
ADMIRAL FINANCIAL CORP
filed 1996-09-17
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Three Months Ended September 30, 1992

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

                                  Yes [X]  No [ ]

                          Common Stock $.001 Par Value
              Outstanding Shares at September 30, 1992: 10,985,046

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

                                                  PART I - FINANCIAL INFORMATION


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                     ASSETS                                  SEPTEMBER 30, 1992    JUNE 30, 1992
                                                             ------------------    -------------
                                                                (Unaudited)         (Unaudited)
Cash                                                               $       0          $       0
Prepaid expenses and other assets                                     15,145             20,193
Net assets of Haven Federal Savings and
           Loan Association (notes 1 and 2)                                0                  0
                                                                   ---------          ---------
                     Total assets                                  $  15,145          $  20,193
                                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                             $  23,890          $  23,890
Net liabilities of Haven Federal Savings
           and Loan Association (notes 1 and 2)                            0                  0
                                                                   ---------          ---------
                     Total liabilities                                23,890             23,890

Preferred stock, $.01 par value, Authorized
           6,000,000 shares, none outstanding

Common stock, $.001 par value,
           50,000,000 shares authorized,
           10,987,000 shares issued                                   10,987             10,987
           Treasury stock, 1,954 and 1,954 shares, at cost                 0                  0
Additional paid-in capital                                           680,710            680,710
Deficit                                                             (700,442)          (695,394)
                                                                   ---------          ---------
           Total stockholders' (deficit) equity                       (8,745)            (3,697)
                                                                   ---------          ---------
           Total liabilities and stockholders'
                     (deficit) equity                              $  15,145          $  20,193
                                                                   =========          =========

          See accompanying notes to consolidated financial statements.

                                            PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  THREE MONTHS ENDED SEPT 30
                                              ---------------------------------
                                                  1992                  1991
                                              ------------          -----------
Interest Income                                          0                    0
Other income                                             0                    0
                                              ------------          -----------
           Total income                                  0                    0

Expense
           Employee Compensation                         0                    0
           Other                                     5,048                5,048
                                              ------------          -----------

           Total expense                             5,048                5,048

           Loss from discontinued
                     operation (note 2)                  0                    0
                                              ------------          -----------
Net loss                                      $     (5,048)              (5,048)
                                              ============          ===========
Loss per share                                $      (.000)         $     (.000)
                                              ============          ===========

Dividend per share                                    --                   --
                                              ============          ===========

Weighted average number
   of shares outstanding                        10,985,046           10,985,046
                                              ============          ===========

           See accompanying notes to consolidated financial statements

                                                  PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                 SEPT 30
                                                         ----------------------
                                                            1992         1991
                                                         ---------     --------
Cash flows from operating activities:

Net loss                                                  $(5,048)     $(5,048)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital        0            0
Decrease in prepaid expenses and other assets                   0            0
Decrease (increase) in net assets of
   Haven Federal                                                0            0
(Decrease) in accrued expenses and other liabilities            0            0
(Decrease) Increase in net liabilities of
   Haven Federal                                                0            0
Amortization of organization expenses                       5,048        5,048
                                                          -------      -------

Net cash provided (used) by operating activities                0            0

Cash and cash equivalents, beginning of year                    0            0
                                                          -------      -------

Cash and cash equivalents, end of quarter                 $     0      $     0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 1992 and 1991.

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

          At all times during Admiral's control, Haven was successful in meeting the real estate liquidation requirements imposed by the Agreement, including any extensions of time granted thereunder. However, Haven experienced a $4.3 million erosion of its regulatory capital due in large part to losses sustained as a result of liquidating the real estate under the "fire sale" conditions imposed by the Agreement. This loss, together with other operating losses and goodwill amortization expenses, caused Haven to fail to meet its minimum capital requirement as of March 31, 1989 and at all times thereafter. Admiral and Haven continued to abide by the Agreement entered into with the FHLBB, to its financial detriment, in spite of the United States government's assertion that the enactment of FIRREA retroactively eliminated the need for the government (or any of its instrumentalities) to live up to any express or implied agreements which may have been contrary to the subsequent legislation, without the necessity of the retroactive return of Admiral's $13+ million of net capital and expenses invested in Haven.

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

LIQUIDITY AND CAPITAL RESOURCES

          Admiral has been reduced to a corporate "shell," with no operations or current activity. There is no corporate liquidity, no available capital resources, and no immediately foreseeable prospects for the future improvement of Admiral's financial picture.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30. 1992 AND 1991

          Amortization of organization expenses was $5,048 and $5,048 during the three months ended September 30, 1992 and 1991, respectively.

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

                                      ADMIRAL FINANCIAL CORP. (Registrant)

Date: September 17, 1996              By: /s/ WM. LEE POPHAM
                                      ----------------------------------------
                                      Wm. Lee Popham, President

Date: September 17, 1996              By: /s/ LINDA E. BAKER
                                      ----------------------------------------
                                      Linda E. Baker, Principal Financial
                                      and Accounting Officer