Form 10-Q
period 1992-12-31
ADMIRAL FINANCIAL CORP
filed 1996-09-17
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Six Months Ended December 31, 1992

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

            Yes   X                                     No ___

                          Common Stock $.001 Par Value
               Outstanding Shares at December 31, 1992: 10,985,046

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

                                                  PART I - FINANCIAL INFORMATION

                            ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets

                  ASSETS                                    DECEMBER 31, 1992 JUNE 30, 1992
                  ------                                    ----------------- -------------
                                                               (Unaudited)     (Unaudited)
Cash                                                            $       0       $       0
Prepaid expenses and other assets                                  10,097          20,193
Net assets of Haven Federal Savings and
         Loan Association (notes 1 and 2)                               0               0
                                                                ---------       ---------
                  Total assets                                  $  10,097       $  20,193
                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
- ----------------------------------------------
Accrued expenses and other liabilities                          $  23,890       $  23,890
Net liabilities of Haven Federal Savings
         and Loan Association (notes 1 and 2)                           0               0
                                                                ---------       ---------
                  Total liabilities                                23,890          23,890

Preferred stock, $.01 par value, Authorized
         6,000,000 shares, none outstanding

Common stock, $.001 par value,
         50,000,000 shares authorized,
         10,987,000 shares issued                                  10,987          10,987
         Treasury stock, 1,954 and 1,954 shares, at cost                0               0
Additional paid-in capital                                        680,710         680,710
Deficit                                                          (705,490)       (695,394)
                                                                ---------       ---------
         Total stockholders' (deficit) equity                     (13,793)         (3,697)
                                                                ---------       ---------
         Total liabilities and stockholders'
                  (deficit) equity                              $  10,097       $  20,193
                                                                =========       =========

          See accompanying notes to consolidated financial statements.

                                                  PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                           THREE MONTHS ENDED DEC 31       SIX MONTHS ENDED DEC 31
                                         ----------------------------    ----------------------------
                                             1992            1991            1992            1991
                                         ------------    ------------    ------------    ------------
Interest Income                                     0               0               0               0
Other income                                        0               0               0               0
                                         ------------    ------------    ------------    ------------
         Total income                               0               0               0               0

Expense
         Employee Compensation                      0               0               0               0
         Other                                  5,048           5,048          10,096          10,097
                                         ------------    ------------    ------------    ------------
         Total expense                          5,048           5,048          10,096          10,097

         Loss from discontinued
                  operation (note 2)                0               0               0               0
                                         ------------    ------------    ------------    ------------
Net loss                                 $     (5,048)         (5,048)        (10,096)        (10,097)
                                         ============    ============    ============    ============

Loss per share                           $      (.000)   $      (.000)   $      (.001)   $      (.001)
                                         ============    ============    ============    ============

Dividend per share                               --              --              --              --
                                         ============    ============    ============    ============
Weighted average number
   of shares outstanding                   10,985,046      10,985,046      10,985,046      10,985,046
                                         ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                                                  PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            SIX MONTHS ENDED DECEMBER 31
                                                            ----------------------------
                                                                  1992        1991
                                                                --------    --------
Cash flows from operating activities:
Net loss                                                        $(10,096)   $(10,097)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital               0           0
Decrease in prepaid expenses and other assets                          0           0
Decrease (increase) in net assets of
   Haven Federal                                                       0           0
(Decrease) in accrued expenses and other liabilities                   0           0
(Decrease) Increase in net liabilities of
   Haven Federal                                                       0           0
Amortization of organization expenses                             10,096      10,097
                                                                --------    --------
Net cash provided (used) by operating activities                       0           0

Cash and cash equivalents, beginning of year                           0           0
                                                                --------    --------
Cash and cash equivalents, end of quarter                       $      0    $      0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 1992 and 1991.

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

COMPARISON OF THREE MONTHS ENDED DECEMBER 31. 1992 AND 1991

Admiral's sole remaining expense of $5,048 for 1992 and 1991 relates to the non-cash amortization of organization expenses, which occurs solely as a result of the passage of time.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31. 1992 AND 1991

         The primary change in the operations of the parent company has been a reduction in expenses from $10,097 in the six months ended December 31, 1991 to $10,096 for the comparable period in 1992. Amortization of organization expenses, which occurs solely as a result of the passage of time, was $10,097 and $10,096 for 1991 and 1992, respectively.

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

                                            ADMIRAL FINANCIAL CORP. (Registrant)

Date:    September 17, 1996        By:      /s/ Wm. Lee Popham
                                            ------------------------------------
                                            Wm. Lee Popham, President

Date:    September 17, 1996        By:      /s/ Linda E. Baker
                                            ------------------------------------
                                            Linda E. Baker, Principal Financial
                                            and Accounting Officer