Form 10-Q
period 1993-03-31
ADMIRAL FINANCIAL CORP
filed 1996-09-17
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Nine Months Ended March 31, 1993

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

                      Yes   X                             No___



                          Common Stock $.001 Par Value
                Outstanding Shares at March 31, 1993: 10,985,046

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




                                                  PART I - FINANCIAL INFORMATION

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

               ASSETS                                     MARCH 31, 1993               JUNE 30, 1992
               ------                                     --------------               -------------
                                                           (Unaudited)                  (Unaudited)

Cash                                                          $           0         $              0
Prepaid expenses and other assets                                     5,048                   20,193
Net assets of Haven Federal Savings and
        Loan Association (notes 1 and 2)                                  0                        0
                                                                  ---------           --------------
               Total assets                                           5,048         $         20,193
                                                                  =========           ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
- ----------------------------------------------
Accrued expenses and other liabilities                        $      23,890         $         23,890
Net liabilities of Haven Federal Savings
        and Loan Association (notes 1 and 2)                              0                        0
                                                                  ---------           --------------
               Total liabilities                                     23,890                   23,890


Preferred stock, $.01 par value, Authorized
        6,000,000 shares, none outstanding

Common stock, $.001 par value,
        50,000,000 shares authorized,
        10,987,000 shares issued                                     10,987                   10,987
        Treasury stock, 1,954 and 1,954 shares, at cost                   0                        0
Additional paid-in capital                                          680,710                  680,710
Deficit                                                            (710,539)                (695,394)
                                                                   --------           ---------------
        Total stockholders' (deficit) equity                        (18,842)                  (3,697)
                                                                   --------           ---------------
        Total liabilities and stockholders'
               (deficit) equity                               $       5,048         $         20,193
                                                                   ========           ===============



          See accompanying notes to consolidated financial statements.




                                                  PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)





                                         THREE MONTHS ENDED MAR 31               NINE MONTHS ENDED MAR 31
                                         -------------------------               ------------------------
                                          1993              1992                 1993           1992
                                          ----              ----                 ----           ----

Interest Income                              0                 0                    0              0
Other income                                 0                 0                    0              0
                                          ----              -----                ----           ----
        Total income                         0                 0                    0              0

Expense
        Employee Compensation                0                 0                    0              0
        Other                            5,048             5,048               15,145         15,145
                                         -----             -----               ------         ------

        Total expense                    5,048             5,048               15,145         15,145

        Loss from discontinued
               operation (note 2)            0                 0                    0              0
                                         -----             -----               ------         ------
Net loss                           $    (5,048)           (5,048)             (15,145)       (15,145)
                                        =======           =======             ========       ========

Loss per share                     $     (.000)       $    (.000)           $   (.001)     $   (.001)
                                        =======           =======             ========       ========
Dividend per share                        ---               ---                 ---             ---
                                        =======           =======             ========       ========

Weighted average number
   of shares outstanding            10,985,046        10,985,046           10,985,046     10,985,046
                                    ==========        ==========           ==========     ==========




           See accompanying notes to consolidated financial statements




                                                  PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     NINE MONTHS ENDED MARCH 31
                                                    ---------------------------
                                                         1993         1992
                                                         ----         ----
Cash flows from operating activities:

Net loss                                          $    (15,145)   $  (15,145)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from
 confiscation of Haven Federal
 after retroactive disallowance
 of agreed supervisory goodwill
 and regulatory capital                                      0             0
Decrease in prepaid expenses and
 other assets                                                0             0
Decrease (increase) in net assets of
 Haven Federal                                               0             0
(Decrease) in accrued expenses and
 other liabilities                                           0             0
(Decrease) Increase in net liabilities of
 Haven Federal                                               0             0
Amortization of organization expenses                   15,145        15,145
                                                       -------        ------

Net cash provided (used) by operating activities             0             0

Cash and cash equivalents, beginning of year                 0             0
                                                       -------        ------

Cash and cash equivalents, end of quarter         $          0   $         0
                                                       =======        ======



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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 1993 and 1992.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31. 1993 AND 1992

     Admiral's sole remaining expense of $5,048 for 1993 and 1992 relates to the non-cash amortization of organization expenses, which occurs solely as a result of the passage of time.

COMPARISON OF NINE MONTHS ENDED MARCH 31. 1993 AND 1992

     Amortization of organization expenses, which occurs solely as a result of the passage of time, was $15,145 and $15,145 for 1993 and 1992, respectively.

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

                                            ADMIRAL FINANCIAL CORP. (Registrant)


Date:   September 17, 1996               By: /s/ Wm. Lee Popham
                                             -------------------------
                                             Wm. Lee Popham, President


Date:   September 17, 1996               By: /s/ Linda E. Baker
                                             -------------------------
                                             Linda E. Baker, Principal Financial
                                                   and Accounting Officer