Form 10-K
period 1993-06-30
ADMIRAL FINANCIAL CORP
filed 1996-09-17
CIK 828530

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1993

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM________TO________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Aggregate market value of the voting stock held by non-affiliates of the Registrant was $0 on September 28, 1993.

Number of shares of common stock outstanding as of September 28, 1993, was 10,985,046.

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

         For the fiscal year ended June 30, 1989, Haven experienced a "Net Interest Income" (similar to a "Gross Profit" for commercial business operations) of $1.635 million, as opposed to a Net Interest Expense of ($.163 million) for the fiscal year immediately preceding Admiral's supervisory acquisition of Haven. These results represented a significant turnaround for Haven during the first year of post- supervisory acquisition operations.

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

ITEM 3.      LEGAL PROCEEDINGS.

         As of June 30, 1993, Admiral was not involved in any material legal proceedings.

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

         The following table sets forth, for the periods indicated, the high and low sales prices as reported by NASDAQ.

                                        ASK                   BID
                                    -------------        -------------
                                    HIGH      LOW        HIGH      LOW
                                    ----      ---        ----      ---

         1992:

                First Quarter         0         0         0         0
                Second Quarter        0         0         0         0
                Third Quarter         0         0         0         0
                Fourth Quarter        0         0         0         0

         1993:

                First Quarter         0         0         0         0
                Second Quarter        0         0         0         0
                Third Quarter         0         0         0         0
                Fourth Quarter        0         0         0         0


           As of June 30, 1993, there were 492 stockholders of record.

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

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA.

         Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. The following table sets forth selected consolidated financial data for the operations of Haven and for Admiral for the five years ended June 30, 1993. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 1993, 1992, 1991, 1990, and 1989. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.


                                                      YEAR ENDED JUNE 30,
                                                      ------------------

                                             1993     1992    1991    1990     1989
                                             ----     ----    ----    ----     ----
                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Admiral income                              $     0      0       0       2         -
Haven:
Interest income                                  -       -       -       -    19,816
Interest expense                                 -       -       -       -    17,939
                                             ------  ------  ------  ------   ------

           Net interest income
           before provision
           for loan losses
           (expense)                              0      0       0       2     1,877

Provision for loan losses                        -       -       -       -      (242)
                                             ------  ------  ------  ------   ------
           Net interest income
           (expense) after
           provision for
           loan losses                            0      0       0       2     1,635

           Loss before extraordinary
           item and cumulative effect
           of change in accounting
           principle                            (20)   (20)    (21)    (79)  (13,937)
Extraordinary item                                -      -       -       -       124
Cumulative effect of change in
           accounting principle                   -      -       -      -        -
                                             ------  ------  ------  ------  -------
                     Net earnings (loss)     $  (20)   (20)    (21)    (79)  (13,813)
                                             ======  ======  ======  ======  =======

Earnings (loss) per share                    $(0.00) (0.00)  (0.00)  (0.01)    (1.26)



                                                             YEAR ENDED JUNE 30,
                                                             -------------------
                                                  1993      1992       1991       1990       1989
                                                  ----      ----       ----       ----       ----
                                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

Net assets of Haven                            $   -         -          -          -        196,801
Total assets                                        0        20         40         61       196,886
Net liabilities of Haven                           -         -          -          -        209,964
Total liabilities                                  24        24         24         24       210,008
Total stockholders' equity (deficit)              (24)       (4)        16         37       (13,122)
Book value (deficit) per common share            (.00)     (.00)       .00        .01         (1.19)
Number of offices of Admiral                        1         1          1          1             1




ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Admiral was formed in 1987 and had no operations until its acquisition of Haven on June 16, 1988. The acquisition was accounted for as though it had occurred on June 30, 1988, so that the five years ended June 30, 1993 are the first years during which Admiral reported operations. Admiral's only significant asset is its investment in Haven and, therefore, the operations being reported on are primarily those of its subsidiary, the predecessor registrant Haven.

COMPARISON OF YEARS ENDED JUNE 30, 1993 AND 1992

         GENERAL. Net loss for 1993 was $20,193 or $0.002 per share. This compares to a net loss for 1992 of $20,194 or $0.002 per share. Admiral was inactive at June 30, 1993 and 1992.

         TOTAL INCOME. Admiral's gross revenues were $0 and $0 in 1993 and 1992, respectively.

         COMPENSATION EXPENSE. Compensation expenditures were eliminated during fiscal 1990, when all employees were terminated. Consequently, compensation expense were $0 and $0 in 1993 and 1992.

         TOTAL OTHER EXPENSE. Other expense includes amortization of organizational expenses of $20,194 and $20,193 in 1992 and 1993.

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

ITEM 9.      CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth, as of June 30, 1993, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                                     OFFICER
                                                                      AND/OR
                                                                     DIRECTOR
    NAME                    AGE      POSITION                         SINCE
    ----                    ---      -----------------------          -----

Wm. Lee Popham               42      Chairman of the Board,           1987
                                     Chief Executive Officer
                                     and President

Linda E. Baker               54      Director, Vice President,        1987
                                     Secretary, and Treasurer

Charles E. Fancher, Jr.      43      Director                         1988


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

ITEM 11.     EXECUTIVE COMPENSATION


CASH COMPENSATION

         The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 1993.

                                             ANNUAL COMPENSATION AWARDS
                  NAME AND                   --------------------------
               PRINCIPAL POSITION         YEAR     SALARY     BONUS   OTHER
               ------------------         ----     ------     -----   -----

               Wm. Lee Popham             1993    $  ---       ---     ---
               Chairman and President     1992       ---       ---     ---
               Chief Executive Officer    1991       ---       ---     ---



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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 1993 by (I) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock,
(ii) each Director and/or officer of the Company, and (iii) all Directors and executive officers of

Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

                                                 AMOUNT AND    PERCENT
                                                 NATURE OF       OF
                     NAME AND ADDRESS OF         BENEFICIAL    COMMON
                      BENEFICIAL OWNER           OWNERSHIP      STOCK
                      ----------------           ---------      -----

Wm. Lee Popham (l)                                2,119,385     19.29%
825 Arthur Godfrey Road
Miami Beach, Florida 33140

Ti-Aun Plantations, N.V.                            889,007      8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)                                 668,651      6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

Linda E. Baker                                      150,120      1.37%
Suite 800
2665 South Bayshore Drive
Coconut Grove, Florida 33133

Charles E. Fancher, Jr.                              12,000         *
2844 Chucunantah Road
Coconut Grove, Florida 33133

All directors and
   executive officers as a group (3 persons)      2,281,505     20.77%

_______________
*  Less than one percent

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

                             ADMIRAL FINANCIAL CORP.

                                      INDEX

(A)1. Admiral Financial Corp.:                                            PAGE

      Statement Regarding Sec. 210.3-11 of Regulation S-K                  F-1

      Consolidated Balance Sheets as of June 30, 1993 and 1992             F-2

      Consolidated Statement of Operations for the three years
                ended June 30, 1993                                        F-3

      Consolidated Statement of Stockholders' (Deficit) Equity
                for the three years ended June 30, 1993                    F-4

      Consolidated Statement of Cash Flows for the three years
                ended June 30, 1993                                        F-5

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

      (4) A specimen copy of Admiral's common stock certificate is incorporated herein by reference to Exhibit 4.1 in Amendment No.1 of Admiral's Form S-4 Registration Statement filed with the Securities and Exchange Commission on April 5, 1988.

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

                                                 ADMIRAL FINANCIAL CORP.

                                              By /s/ WM. LEE POPHAM
                                                 -----------------------------
                                                 Wm. Lee Popham, President and
Date: September 17, 1996                            Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                  TITLE                          DATE
           ---------                  -----                          ----

/s/ WM. LEE POPHAM               Chairman of the Board       September 17, 1996
- ----------------------------     of Directors, Chief
Wm. Lee Popham                   Executive Officer, and
Chairman and President           President
Principal Executive Officer



/s/ LINDA E. BAKER               Director, Vice President,   September 17, 1996
- ----------------------------     Secretary And Treasurer
Linda E. Baker
Principal Financial Officer



/s/ CHARLES E. FANCHER, JR.      Director                    September 17, 1996
- ----------------------------
Charles E. Fancher, Jr.

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

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

               ASSETS                              JUNE 30, 1993  JUNE 30, 1992
                                                   -------------  -------------
                                                    (Unaudited)    (Unaudited)

Cash                                                  $       0     $       0
Prepaid expenses and other assets                             0        20,193
Net assets of Haven Federal Savings and

           Loan Association (note 2)                          0             0
                                                      ---------     ---------
                     Total assets                     $       0     $  20,193
                                                      =========     =========




LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                   23,890     $  23,890
Net liabilities of Haven Federal Savings
           and Loan Association (note 2)                      0             0
                                                      ---------     ---------
                     Total liabilities                   23,890        23,890

Preferred stock, $.01 par value.  Authorized
           6,000,000 shares, none outstanding

Common stock, $.001 par value,
           50,000,000 shares authorized
           10,987,000 shares issued                      10,987        10,987
           Treasury stock, 1,954 and 1,954 shares,
           at cost                                            0             0
Additional paid-in capital                              680,710       680,710
Deficit                                                (715,587)     (695,394)
                                                      ---------     ---------
           Total stockholders' (deficit) equity         (23,890)       (3,697)
                                                      ---------     ---------
           Total liabilities and stockholders'
                     (deficit) equity                 $       0     $  20,193
                                                       ========     =========



          See accompanying notes to consolidated financial statements.

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               YEARS ENDED JUNE 30,
                                          ------------------------------
                                          1993       1992           1991
                                          ----       ----           ----
REVENUES:

Interest Income                         $    0    $       0       $     0
Other income                               --            --            --
                                        -------   ---------       --------
           Total income                      0            0             0

EXPENSES:

Employee Compensation                    --              --              --
Other Expense                            20,193      20,194          21,043
                                       --------   ---------       ---------
                     Total expense       20,193      20,194          21,043


Loss from discontinued operation              0           0               0
(note 2)                               ---------  ---------       ----------

Net loss                              $  20,193)  $ (20,194)      $ (21,043)
                                      ==========  ==========      ==========

Loss per share                        $  (0.00)   $  (0.00)       $   (0.00)
                                      ==========  ==========      ==========

Dividend  per share                       --              --              --
                                      ==========  ==========      ==========

Weighted  average number
of shares outstanding                 10,985,046  10,985,046      10,985,046
                                      ==========  ==========      ==========

           See accompanying notes to consolidated financial statements


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                (DEFICIT) EQUITY

                        FOR THE YEARS ENDED JUNE 30, 1993

                                        COMMON STOCK           ADDITIONAL        RETAINED
                                   ISSUED AND OUTSTANDING        PAID-IN         EARNINGS
                                   SHARES          AMOUNT       CAPITAL          (DEFICIT)
                                  -----------      -------     ----------      ------------
Balance at June 30, 1988           10,985,046      $10,987     $  680,710      $       --

   Net loss for the year                               --             --        (13,813,316)
                                  -----------      -------     ----------      ------------

Balance at June 30, 1989           10,985,046       10,987        680,710       (13,813,316)

   Confiscation of Subsidiary

   Net Assets and Liabilities                         --             --          13,238,189

   Net loss for the year                              --             --             (79,030)
                                  -----------      -------     ----------      ------------

Balance at June 30, 1990           10,985,046      $10,987     $  680,710      $   (654,157)

   Net loss for the year                                                            (21,043)
                                  -----------      -------     ----------      ------------

Balance at June 30, 1991           10,985,046      $10,987     $  680,710      $   (675,200)

    Net loss for the year                                                           (20,194)
                                  -----------      -------     ----------      ------------

Balance at June 30, 1992           10,985,046      $10,987     $  680,710      $   (695,394)

    Net loss for the year                                                           (20,193)
                                  -----------      -------     ----------      ------------
Balance at June 30, 1993           10,985,046      $10,987     $  680,710      $   (715,587)
                                  ===========      =======     ==========      =============


          See accompanying notes to consolidated financial statements.


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               YEAR ENDED JUNE 30
                                                                                           ---------------------------
                                                                                           1993        1992       1991
                                                                                           ----        ----       ----
Cash flows from operating activities:

Net loss                                                                                $(20,193)   $(20,194)   $(21,043)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance of agreed supervisory goodwill and regulatory capital
Decrease in prepaid expenses and other assets
Decrease (increase) in net assets of
   Haven Federal
(Decrease) in accrued expenses and other liabilities
(Decrease) Increase in net liabilities of
   Haven Federal
Amortization of organization expenses                                                     20,193      20,194      20,193
                                                                                        --------    --------    --------

Net cash provided (used) by operating activities                                               0           0        (850)

Cash and cash equivalents, beginning of year                                                   0           0         850
                                                                                        --------    --------    --------

Cash and cash equivalents, end of year                                                  $      0    $      0    $      0
                                                                                        ========    ========    ========



           See accompanying notes to consolidated financial statements

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1993 AND 1992

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

         For regulatory purposes, the Association was required to comply with minimum regulatory capital requirements. During the year ended June 30, 1989, the Association incurred substantial operating losses and sold certain parcels of Contributed Property at amounts which approximated predecessor cost, rather than at the substantially higher regulatory appraised values. These factors contributed to the Association's failure to meet its minimum regulatory capital requirement on June 30, 1989. At June 30, 1989, such minimum regulatory capital requirement amounted to approximately $6,642,000. When an association fails to meet its regulatory capital requirement, the FHLBB and the FSLIC (and their successors) may take such actions as they deem appropriate to protect the Association; its depositors; the FSLIC; and its successor, Savings Association Insurance Fund ("SAIF").

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

(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (a)       BASIS OF PRESENTATION

           The accompanying balance sheets as of June 30, 1993 and 1992, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. Due to Haven's status as a discontinued operation, as discussed in note 1, the Association's net assets, net liabilities, and net losses from operations have been presented in the aggregate. The consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years prior to 1990 include the accounts of Admiral and the Association. All significant intercompany transactions have been eliminated in consolidation.

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

(4)        INCOME TAXES

           At June 30, 1993 and 1992, the Company has net operating loss carryforwards of approximately $10,447,000 and $10,426,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,074,000, respectively, for state income tax purposes to offset future taxable income.

           These carryforwards were scheduled to expire in future years as follows:


                                                  YEAR ENDING
                                                    JUNE 30,                     FEDERAL          STATE
                                                    --------                     -------          -----
                                                    1990                      $  2,348,000    $  2,304,000
                                                    1991                         2,984,000       2,941,000
                                                    1992                         5,360,000       5,230,000
                                                    2001                         1,549,000       1,537,000
                                                    2002                         1,288,000       1,288,000
                                                    2004                         7,468,000       7,128,000
                                                                              ------------    ------------
           Net operating loss
              carryforwards, June 30, 1989:                                     20,997,000      20,428,000
              Less: 1990 Expirations                                            (2,348,000)     (2,304,000)
                                                    2005                            79,000          79,000
                                                                              ------------    ------------
           Net operating loss
              carryforwards, June 30, 1990:                                     18,728,000      18,203,000
              Less: 1991 Expirations                                            (2,984,000)     (2,941,000)
                                                    2006                            21,000          21,000
                                                                              ------------    ------------
           Net operating loss
              carryforwards, June 30, 1991                                      15,765,000      15,283,000
              Less: 1992 Expirations                                            (5,360,000)     (5,230,000)
                                                    2007                            21,000          21,000
                                                                              ------------    ------------
           Net operating loss
              carryforwards, June 30, 1992                                    $ 10,426,000    $ 10,074,000
                                                    2008                            21,000          21,000
                                                                              ------------    ------------
           Net operating loss
              carryforwards, June 30, 1993                                    $ 10,447,000    $ 10,095,000
                                                                              ============    ============

The Company has not filed its federal or Florida income tax returns for the fiscal years ended

           June 30, 1992, 1991 and 1990. While the confiscation of the assets and liabilities of Haven may have resulted in a taxable event, management believes that any taxable income resulting from such confiscation of assets and liabilities should not exceed the available net operating loss carryforwards.

           The net operating loss carryforwards expiring through 2002 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 1993 and 1992, such purchased loss carryforwards remaining amounted to approximately $2,837,000 and $2,837,000, respectively.

(5)        DISPOSAL OF THE ASSOCIATION ASSETS AND LIABILITIES

           The net assets and net liabilities of Haven were confiscated by the federal government on March 2, 1990.

(6)        COMMITMENTS AND CONTINGENCIES

           Admiral is not involved in any material legal proceedings.