Form 10-Q
period 1993-09-30
ADMIRAL FINANCIAL CORP
filed 1996-09-19
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Three Months Ended September 30, 1993

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

                      Yes   [X]                 No  [ ]




                          Common Stock $.001 Par Value
              Outstanding Shares at September 30, 1993: 10,985,046

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION


Item 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets                                 1

               Consolidated Statements of Operations                       2

               Consolidated Statements of Cash Flows                       3

               Notes to Consolidated Financial Statements                  4

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               CONSOLIDATED FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                       5



                                     PART II

                                OTHER INFORMATION

Item 1.        Legal Proceedings                                           8

Item 2.        Changes in Securities                                       8

Item 3.        Defaults Upon Senior Securities                             9

Item 4.        Submission of Matters to a Vote of Security Holders         9

Item 5.        Other Information                                           9

Item 6.        Exhibits and Reports on Form 8-K                            9

PART I - FINANCIAL INFORMATION


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


               ASSETS                                         SEPTEMBER 30, 1993    JUNE 30, 1993
               ------                                         ------------------    --------------
                                                                 (Unaudited)         (Unaudited)

Cash                                                            $       0            $      0
Prepaid expenses and other assets                                       0                   0
Net assets of Haven Federal Savings and
        Loan Association (notes 1 and 2)                                0                   0
                                                                --------------      ------------
               Total assets                                     $       0            $      0
                                                                ==============      ============



LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                          $  23,890            $ 23,890
Net liabilities of Haven Federal Savings
        and Loan Association (notes 1 and 2)                            0                   0
                                                                --------------      ------------
               Total liabilities                                   23,890              23,890


Preferred stock, $.01 par value, Authorized
        6,000,000 shares, none outstanding

Common stock, $.001 par value,
        50,000,000 shares authorized,
        10,987,000 shares issued                                   10,987              10,987
        Treasury stock, 1,954 and 1,954 shares, at cost                 0                   0
Additional paid-in capital                                        680,710             680,710
Deficit                                                          (715,587)           (715,587)
                                                                --------------      ------------
        Total stockholders' (deficit) equity                      (23,890)            (23,890)
                                                                --------------      ------------
        Total liabilities and stockholders'
               (deficit) equity                                 $       0            $      0
                                                                ==============      ============


          See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)






                                                         Three Months Ended Sept 30
                                                        ----------------------------
                                                            1993             1992
                                                            -----            ----

Interest Income                                                 0               0
Other income                                                    0               0
                                                           -------          -------
        Total income                                            0               0

Expense
        Employee Compensation                                   0               0
        Other                                                   0           5,048
                                                           -------          -------

        Total expense                                           0           5,048

        Loss from discontinued
               operation (note 2)                               0               0
                                                           -------          -------
Net loss                                                   $    0          (5,048)
                                                           =======         ========
Loss per share                                             $(.000)         $(.000)
                                                           =======         ========

Dividend per share                                            --               --
                                                           =======         ========

Weighted average number
   of shares outstanding                               10,985,046      10,985,046
                                                       ==========      ===========


           See accompanying notes to consolidated financial statements

PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Three Months Ended Sept 30
                                                            --------------------------
                                                                 1993          1992
                                                                ------        -------

Cash flows from operating activities:

Net loss                                                      $      0      $  (5,048)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital             0              0
Decrease in prepaid expenses and other assets                        0              0
Decrease (increase) in net assets of
   Haven Federal                                                     0              0
(Decrease) in accrued expenses and other liabilities                 0              0
(Decrease) Increase in net liabilities of
   Haven Federal                                                     0              0
Amortization of organization expenses                                0          5,048
                                                                 -------       --------

Net cash provided (used) by operating activities                     0              0

Cash and cash equivalents, beginning of year                         0              0
                                                                 -------       --------

Cash and cash equivalents, end of quarter                       $    0          $   0
                                                                ========       =========


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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 1993 and 1992.

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



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1993 AND 1992

Amortization of organization expenses was $0 and $5,048 during the three months ended September 30, 1993 and 1992, respectively.

PART II - OTHER INFORMATION





Item 1.   Legal Proceedings

        On August 5, 1993, Admiral filed a Complaint against the United States of America in the United States Court of Federal Claims, alleging as follows:

        "This action arises in part out of contractual promises made to Admiral by the United States' Government, acting through the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC") pursuant to their statutory supervisory authority over federally insured savings and loan institutions and savings banks (hereinafter referred to a "thrifts" or "thrift institutions"), and in part out of takings of property by the FHLBB and FSLIC in the course of exercising that authority. The contractual promises were made for the purpose of inducing Admiral to acquire and operate Haven Federal Savings and Loan Association, an insolvent thrift institution. Admiral's acquisition of Haven saved FSLIC's insurance fund millions of dollars that it would have been obligated to pay to creditors and depositors of Haven had FSLIC and the FHLBB been forced to liquidate it. Admiral fully performed its obligations under its contract with FSLIC and the FHLBB. Although the United States received the benefits of its contractual bargain with Admiral, it has broken its contractual promises to Admiral, partially as a result of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), and of certain regulations promulgated by the Office of Thrift Supervision ("OTS") pursuant to FIRREA. This repudiation and abrogation of the United States' contractual promises to Admiral constitute a material breach of contract that defeats the central object of this agreement, a taking of Admiral's property without just compensation in violation of the Fifth Amendment to the United States Constitution, and a deprivation of Admiral's property without due process of law in violation of the Fifth Amendment to the United States Constitution. In this action, Admiral seeks (1) a declaration that the government's actions constitute a repudiation and material breach of their contractual obligations to Admiral and, thereby, effect a taking of Admiral's property without just compensation and a deprivation of Admiral's property without due process of law, in violation of the Fifth Amendment, and (2) compensatory damages for the United States' breach of contract, or (3) rescission of the contract and restitutionary relief, or (4) compensation for the taking of Admiral's property, or (5) damages for the deprivation of Plaintiffs' property without due process of law."

        This action was stayed by order of the Court dated September 3, 1993, pending the en banc decision on rehearing of the Court of Appeal for the Federal Circuit in WINSTAR CORP., ET AL. V. UNITED STATES, a pending action which Admiral management believes to contain a substantially similar fact pattern.

        Admiral is not a party to any other legal proceedings. If adversely determined, the above litigation should not have, in the opinion of Admiral management, a material adverse effect on the current operations or financial condition of the Company.


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


                                           ADMIRAL FINANCIAL CORP. (Registrant)




Date:   September 18, 1996          By:    /s/ WM. LEE POPHAM
                                           -----------------------------------
                                           Wm. Lee Popham, President


Date:   September 18, 1996          By:    /s/ LINDA E. BAKER
                                           -----------------------------------
                                           Linda E. Baker, Principal Financial
                                           and Accounting Officer