Form 10-K
period 1994-06-30
ADMIRAL FINANCIAL CORP
filed 1996-09-19
CIK 828530

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1994

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO ________________

                         COMMISSION FILE NUMBER 0-17214


                             ADMIRAL FINANCIAL CORP.
                             -----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 FLORIDA                               59-2806414
                 -------                               -----------
        (STATE OF INCORPORATION)                      (I.R.S. EMPLOYER
                                                    IDENTIFICATION NO.)

        825 ARTHUR GODFREY ROAD
         MIAMI BEACH, FLORIDA                                33140
         --------------------                                -----
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

        Aggregate market value of the voting stock held by non-affiliates of the Registrant was $0 on September 28, 1994.

Number of shares of common stock outstanding as of September 28, 1994, was 10,985,046.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                             ADMIRAL FINANCIAL CORP.


                                    FORM 10-K


                                TABLE OF CONTENTS



                                                                       PAGE
                                                                       ----

                                     PART I

Item 1.        Business                                                  1
Item 2.        Properties                                                5
Item 3.        Legal Proceedings                                         5
Item 4.        Submission of Matters to a Vote of
                  Security Holders                                       6


                                     PART II


Item 5.        Market for the Registrant's Common Stock
                  and Related Security Holder Matters                    6
Item 6.        Selected Consolidated Financial Data                      7
Item 7.        Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations                                  8
Item 8.        Consolidated Financial Statements                         9
Item 9.        Disagreements on Accounting and Financial
                  Disclosure                                             9


                                    PART III


Item 10.       Directors and Executive Officers of the
                  Registrant                                             9
Item 11.       Executive Compensation                                   10
Item 12.       Security Ownership of Certain Beneficial
                  Owners and Management                                 12
Item 13.       Certain Relationships and Related Transactions           12


                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                   13

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





ITEM 2.        PROPERTIES.

        Admiral Financial Corp.'s principal office is located in Miami Beach, Florida. The Company is currently being allowed to share, free of charge, certain office facilities and office equipment located at 825 Arthur Godfrey Road, Miami Beach, Florida 33140. Admiral does not have any lease obligations.




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

        The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.

                                                ASK                  BID
                                            ------------        -----------
                                            HIGH     LOW        HIGH    LOW
                                            ----     ---        ----    ---

        1993:
               First Quarter                  0       0          0       0
               Second Quarter                 0       0          0       0
               Third Quarter                  0       0          0       0
               Fourth Quarter                 0       0          0       0

        1994:
               First Quarter                  0       0          0       0
               Second Quarter                 0       0          0       0
               Third Quarter                  0       0          0       0
               Fourth Quarter                 0       0          0       0


        As of June 30, 1994, there were 492 stockholders of record.

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

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA.

        Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. The following table sets forth selected consolidated financial data for the operations of Haven and for Admiral for the five years ended June 30, 1994. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 1994, 1993, 1992, 1991, and 1990. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

                                                          YEAR ENDED JUNE 30,
                                             ------------------------------------------

                                               1994    1993       1992     1991    1990
                                               ----    ----       ----     ----    ----
                                            (Dollars in thousands except per share data)

Admiral income                               $    0       0          0        0       2
Haven:
Interest income                                  -       -          -        -       -
Interest expense                                 -       -          -        -       -
                                             -------  ------    -------  ------  ------
        Net interest income
        before provision
        for loan losses
        (expense)                                  0       0          0       0       2

Provision for loan losses                         -       -         -        -       -
                                             -------  ------    -------  ------  ------
        Net interest income
        (expense) after
        provision for
        loan losses                                0       0          0       0       2

        Loss before extraordinary
        item and cumulative effect
        of change in accounting
        principle                                  0     (20)       (20)    (21)    (79)
Extraordinary item                                -       -          -       -       -
Cumulative effect of change in
        accounting principle                      -       -          -       -       -
                                             -------  ------    -------  ------  ------
               Net earnings (loss)           $     0     (20)       (20)    (21)    (79)
                                             =======  ======    =======  ======  ======

Earnings (loss) per share                   $  (0.00)  (0.00)     (0.00)  (0.00)  (0.01)


                                                          YEAR ENDED JUNE 30,
                                            --------------------------------------------
                                               1994    1993       1992     1991    1990
                                               ----    ----       ----     ----    ----
                                            (Dollars in thousands except per share data)


Net assets of Haven                               -       -         -       -       -
Total assets                                       0       0         20      40      61
Net liabilities of Haven                          -       -         -       -       -
Total liabilities                                 24      24         24      24      24
Total stockholders' equity (deficit)             (24)    (24)        (4)     16      37
Book value (deficit) per common share           (.00)   (.00)      (.00)    .00     .01
Number of offices of Admiral                       1       1          1       1       1



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

        Admiral was formed in 1987 and had no operations until its acquisition of Haven on June 16, 1988. Admiral's only significant asset is its investment in Haven and, therefore, the operations being reported on are primarily those of its subsidiary, the predecessor registrant Haven. Admiral has been inactive since 1990.



COMPARISON OF YEARS ENDED JUNE 30, 1994 AND 1993

        GENERAL. Net loss for 1994 was $0, or $0.00 per share. This compares to a net loss for 1993 of $20,193, or $0.002 per share. Admiral was inactive at June 30, 1994 and 1993.

        TOTAL INCOME. Admiral's gross revenues were $0 and $0 in 1994 and 1993, respectively.

        COMPENSATION EXPENSE. Compensation expenditures were eliminated during fiscal 1990, when all employees were terminated. Consequently, compensation expense were $0 and $0 in 1994 and 1993.

        TOTAL OTHER EXPENSE. Other expense includes amortization of organizational expenses of $0 and $20,193 in 1994 and 1993.




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




ITEM 9.        CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.




                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth, as of June 30, 1994, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                                       OFFICER
                                                                        AND/OR
                                                                       DIRECTOR
        NAME              AGE      POSITION                             SINCE
        ----              ---      --------------------------          --------

Wm. Lee Popham             43      Chairman of the Board,               1987
                                   Chief Executive Officer
                                   and President

Linda E. Baker             55      Director, Vice President,            1987
                                   Secretary, and Treasurer

Charles E. Fancher, Jr.    44      Director                             1988


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

        LINDA E. BAKER has served as Vice President, Secretary and Treasurer of Admiral since its inception in April 1987. She has also served as Vice President, Secretary and Treasurer of CCH, Miami, Florida (a financial acquisition company) from June 1985 until its liquidation in December 1989, and in various other officer and director positions with several subsidiaries and affiliates of CCH. Ms. Baker has been employed as Office/Personnel Manager at Trivest, Inc., Miami, Florida, an investment holding company, since January 1990. She was Vice President and Secretary of First Atlantic Capital Corporation, Miami, Florida (an investment company) from October 1983 to June 1985. Prior thereto, she was a Manager with the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida. Ms. Baker is a Certified Public Accountant and a licensed Florida real estate broker.

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




ITEM 11.       EXECUTIVE COMPENSATION


CASH COMPENSATION

        The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 1994.


                                           ANNUAL COMPENSATION AWARDS
            NAME AND                  -----------------------------------
       PRINCIPAL POSITION             YEAR      SALARY     BONUS    OTHER
       ------------------             ----      ------     -----    -----

       Wm. Lee Popham                 1994     $  ---       ---      ---
       Chairman and President         1993        ---       ---      ---
       Chief Executive Officer        1992        ---       ---      ---



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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 1994 by (I) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock,
(ii) each Director and/or officer of the Company, and (iii) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

                                                   AMOUNT AND    PERCENT
                                                   NATURE OF        OF
               NAME AND ADDRESS OF                 BENEFICIAL     COMMON
                BENEFICIAL OWNER                   OWNERSHIP       STOCK
                ----------------                   ---------       -----

Wm. Lee Popham (l)                                 2,119,385      19.29%
825 Arthur Godfrey Road
Miami Beach, Florida 33140

Ti-Aun Plantations, N.V.                             889,007       8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)                                  668,651       6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

Linda E. Baker                                       150,120       1.37%
Suite 800
2665 South Bayshore Drive
Coconut Grove, Florida 33133

Charles E. Fancher, Jr.                               12,000          *
2844 Chucunantah Road
Coconut Grove, Florida 33133

All directors and
   executive officers as a group (3 persons)       2,281,505      20.77%
_____________
*  Less than one percent

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

                             ADMIRAL FINANCIAL CORP.

                                      INDEX

(A)1.   Admiral Financial Corp.:                                         PAGE

        Statement Regarding Sec. 210.3-11 of Regulation S-K              F-1

        Consolidated Balance Sheets as of June 30, 1994 and 1993         F-2

        Consolidated Statement of Operations for the three years
               ended June 30, 1994                                       F-3

        Consolidated Statement of Stockholders' (Deficit) Equity
               for the three years ended June 30, 1994                   F-4

        Consolidated Statement of Cash Flows for the three years
               ended June 30, 1994                                       F-5

        Notes to Consolidated Financial Statements                       F-6


(a.)2. There are no financial statement schedules required to be filed by Item 8 of this Form 10-K, or by paragraph (d) of Item 14.


(a.)3.         Exhibits

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

        (22)   Not applicable.

        (23)   Not applicable.

        (24)   Not applicable.

        (27)   Financial Data Schedule attached.

        (28)   Not applicable.

        (99)   Not applicable.


(b.) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


(c.)    The exhibits required by Item 601 of Regulation S-K are included in
        (a)(3) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ADMIRAL FINANCIAL CORP.



                                         By   /s/ WM. LEE POPHAM
                                             -------------------------------
                                              Wm. Lee Popham, President and
Date: September 18, 1996                        Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                       TITLE                       DATE
        ---------                       -----                       ----

/S/ WM. LEE POPHAM               Chairman of the Board       September 18, 1996
- ----------------------------     of Directors, Chief
Wm. Lee Popham                   Executive Officer, and
Chairman and President           President
Principal Executive Officer



/S/ LINDA E. BAKER               Director, Vice President,   September 18, 1996
- ----------------------------     Secretary and Treasurer
Linda E. Baker
Principal Financial Officer



/S/ CHARLES E. FANCHER, JR.      Director                    September 18, 1996
- ----------------------------
Charles E. Fancher, Jr.

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



                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


                      ASSETS                         JUNE 30, 1994           JUNE 30, 1993
                      ------                         -------------           -------------
                                                      (Unaudited)             (Unaudited)

Cash                                                 $         0           $        0
Prepaid expenses and other assets                              0                    0
Net assets of Haven Federal Savings and
        Loan Association (note 2)                              0                    0
                                                     -----------            ---------
               Total assets                          $         0           $        0
                                                     ===========            =========





LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities               $    23,890           $    23,890
Net liabilities of Haven Federal Savings
        and Loan Association (note 2)                          0                     0
                                                     -----------           -----------
               Total liabilities                          23,890                23,890

Preferred stock, $.01 par value.  Authorized
        6,000,000 shares, none outstanding

Common stock, $.001 par value,
        50,000,000 shares authorized
        10,987,000 shares issued                          10,987                10,987
        Treasury stock, 1,954 and 1,954 shares, at cost        0                     0
Additional paid-in capital                               680,710               680,710
Deficit                                                 (715,587)             (715,587)
                                                     -----------           -----------
        Total stockholders' (deficit) equity             (23,890)              (23,890)
                                                     -----------           -----------
        Total liabilities and stockholders'
               (deficit) equity                      $                     $         0
                                                     ===========           ===========


          See accompanying notes to consolidated financial statements.

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)





                                                                    YEARS ENDED JUNE 30,
                                                                    --------------------
                                                            1994             1993             1992
                                                    ------------     ------------     ------------

REVENUES:

Interest Income                                     $          0     $          0     $         0
Other income                                                --               --               --
                                                    ------------     ------------     ------------
        Total income                                           0                0               0

EXPENSES:

Employee Compensation                                       --               --               --
Other Expense                                                  0           20,193          20,194
                                                    ------------     ------------     ------------
               Total expense                                   0           20,193          20,194


Loss from discontinued operation (note 2)                      0                0                0
                                                    ------------     ------------     ------------

Net loss                                            $          0     $    (20,193)    $    (20,194)
                                                    ============     ============     ============

Loss per share                                      $       0.00     $     $(0.00)    $      (0.00)
                                                    ============     ============     ============

Dividend  per share                                         --               --               --
                                                    ============     ============     ============

Weighted  average number
of shares outstanding                                 10,985,046       10,985,046      10,985,046
                                                    ============     ============     ============

           See accompanying notes to consolidated financial statements


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY


                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                (DEFICIT) EQUITY

                        FOR THE YEARS ENDED JUNE 30, 1994



                                            COMMON  STOCK         ADDITIONAL       RETAINED
                                      ISSUED AND OUTSTANDING        PAID-IN         EARNINGS
                                       SHARES        AMOUNT         CAPITAL         (DEFICIT)
                                       ------        ------         -------          -------

Balance at June 30, 1988            10,985,046   $  10,987        $ 680,710      $       -

   Net loss for the year                               -                -        (13,813,316)
                                    ----------   ---------        ---------      ------------

Balance at June 30, 1989            10,985,046      10,987          680,710      (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities                          -                -          13,238,189

   Net loss for the year                               -                -             (79,030)
                                    ----------   ---------        ---------      ------------

Balance at June 30, 1990            10,985,046    $ 10,987        $ 680,710      $   (654,157)

   Net loss for the year                                                              (21,043)
                                    ----------   ---------        ---------      ------------


Balance at June 30, 1991            10,985,046    $ 10,987        $ 680,710      $   (675,200)

    Net loss for the year                                                             (20,194)
                                    ----------   ---------        ---------      ------------


Balance at June 30, 1992            10,985,046    $ 10,987        $ 680,710     $    (695,394)

    Net loss for the year                                                             (20,193)
                                    ----------   ---------        ---------      ------------


Balance at June 30,
         1993 and 1994              10,985,046    $ 10,987        $ 680,710     $    (715,587)
                                    ----------   ---------        ---------      ------------


          See accompanying notes to consolidated financial statements.


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Year Ended June 30
                                                                  ------------------------------------------
                                                               1994              1993             1992
                                                              ------            -------         -------

Cash flows from operating activities:

Net loss                                                     $    0          $ (20,193)      $ (20,194)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
    Haven Federal after retroactive disallowance
    of agreed supervisory goodwill and regulatory capital
Decrease in prepaid expenses and other assets
Decrease (increase) in net assets of
   Haven Federal
(Decrease) in accrued expenses and other liabilities
(Decrease) Increase in net liabilities of
   Haven Federal
Amortization of organization expenses                             0             20,193          20,194
                                                            -------            -------         -------

Net cash provided (used) by operating activities                  0                  0               0

Cash and cash equivalents, beginning of year                      0                  0               0
                                                            -------            -------         -------

Cash and cash equivalents, end of year                       $    0            $     0         $     0
                                                            =======            =======         =======


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

        (a.) No dividends will be paid by the Association until all of the real estate included in the Contributed Property is liquidated and the cash proceeds recorded on the Association's books. Any dividends that are a result of income from the sale of real estate are restricted to the sales price less the regulatory appraised value minus any carrying costs paid by the Association. In addition, unless prior approval has been obtained from the FHLBB, dividends paid by the Association shall be limited to 50% of its income for that fiscal year as reflected in its quarterly reports to the FHLBB, except for the fiscal year of acquisition when dividends paid by the Association shall be limited to 50% of its net income earned after the effective date of the acquisition, provided that any dividends permitted under this limitation may be deferred and paid in a subsequent year, and the payment of dividends would not reduce the regulatory capital of the Association below the required level.

        (b.) If the Association fails to meet its regulatory capital requirements, then Admiral must infuse sufficient equity capital, in a form satisfactory to the FHLBB, into the Association during the subsequent quarter. Admiral was permitted to cure any default within 90 days.

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

        (c.) Admiral shall cause the Association to liquidate all of the real estate contributed as regulatory capital within two years after consummation of the transaction according to the following schedule: at least 37.5% of the market value of the properties as determined by the FHLBB District Appraiser by the end of the third quarter after consummation and thereafter at least 12.5% each subsequent quarter. The Association shall not provide financing to facilitate the liquidation of the real estate contributed as regulatory capital without the prior written approval of the Association's Supervisory Agent. If Admiral does not meet this real estate liquidation schedule, the FSLIC shall have the right to vote the Association's stock, remove the Association's Board of Directors and/or dispose of any or all of the common stock of the Association owned by Admiral. The Association applied for relief from the requirements of the Resolution and Capital Agreement which mandate the sale of real estate in accordance with the schedule above, but was never given the opportunity for a hearing, or the benefit of a response.

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



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        (a.)   BASIS OF PRESENTATION

        The accompanying balance sheets as of June 30, 1994 and 1993, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. Due to Haven's status as a discontinued operation, as discussed in note 1, the Association's net assets, net liabilities, and net losses from operations have been presented in the aggregate. The consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years prior to 1990 include the accounts of Admiral and the Association. All significant intercompany transactions have been eliminated in consolidation.


        (b.)   OFFICE PROPERTIES AND EQUIPMENT

        All office properties and equipment were sold when the offices of the Company were closed during the fiscal year ended June 30, 1990, and the proceeds from such sales are reflected as "other income."


        (c.)   INCOME TAXES

        Admiral and its wholly-owned subsidiary file a consolidated tax return. Taxes are provided on all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes, except for income representing a permanent difference.


        (d.)   REAL ESTATE

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


        (e.)   EXCESS COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLES

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


(4)     INCOME TAXES

        At June 30, 1994 and 1993, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,426,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,074,000, respectively, for state income tax purposes to offset future taxable income.

        These carryforwards were scheduled to expire in future years as follows:

                                     YEAR ENDING
                                       JUNE 30,                 FEDERAL              STATE
                                       --------                 -------              -----
                                        1990                $  2,348,000            2,304,000
                                        1991                   2,984,000            2,941,000
                                        1992                   5,360,000            5,230,000
                                        2001                   1,549,000            1,537,000
                                        2002                   1,288,000            1,288,000
                                        2004                   7,468,000            7,128,000
                                                             -----------          -----------
        Net operating loss
           carryforwards, June 30, 1989:                      20,997,000           20,428,000
           Less: 1990 Expirations                             (2,348,000)          (2,304,000)
                                        2005                      79,000               79,000
                                                             -----------          -----------
        Net operating loss
           carryforwards, June 30, 1990:                      18,728,000           18,203,000
           Less: 1991 Expirations                             (2,984,000)          (2,941,000)
                                        2006                      21,000               21,000
                                                             -----------          -----------
        Net operating loss
           carryforwards, June 30, 1991                       15,765,000           15,283,000
           Less: 1992 Expirations                             (5,360,000)          (5,230,000)
                                        2007                      21,000               21,000
                                                             -----------          -----------
        Net operating loss
           carryforwards, June 30, 1992                      $10,426,000          $10,074,000
                                        2008                      21,000               21,000
                                                             -----------          -----------
        Net operating loss
           carryforwards, June 30, 1993 and 1994             $10,447,000          $10,095,000
                                                             ===========          ===========

        The Company has not filed its federal or Florida income tax returns for the fiscal years ended


        June 30, 1993, 1992, 1991 and 1990. While the confiscation of the assets and liabilities of Haven may have resulted in a taxable event, management believes that any taxable income resulting from such confiscation of assets and liabilities should not exceed the available net operating loss carryforwards.

        The net operating loss carryforwards expiring through 2002 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 1994 and 1993, such purchased loss carryforwards remaining amounted to approximately $2,837,000 and $2,837,000, respectively.


(5)     DISPOSAL OF THE ASSOCIATION ASSETS AND LIABILITIES

        The net assets and net liabilities of Haven were confiscated by the federal government on March 2, 1990.