Form 10-Q
period 1993-12-31
ADMIRAL FINANCIAL CORP
filed 1996-09-20
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Six Months Ended December 31, 1993

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

                      Yes  [X]             No [ ]



                          Common Stock $.001 Par Value
               Outstanding Shares at December 31, 1993: 10,985,046

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

PART I - FINANCIAL INFORMATION


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


               ASSETS                                                     DECEMBER 31, 1993     JUNE 30, 1993
               ------                                                     -----------------     -------------
                                                                             (Unaudited)         (Unaudited)

Cash                                                                       $       0             $       0
Prepaid expenses and other assets                                                  0                     0
Net assets of Haven Federal Savings and
        Loan Association (notes 1 and 2)                                           0                     0
                                                                          ------------          ------------
               Total assets                                                $       0             $       0
                                                                          ============          ============





LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                                     $  23,890                23,890
Net liabilities of Haven Federal Savings
     and Loan Association (notes 1 and 2)                                       0                        0
                                                                          ------------          ------------
               Total liabilities                                              23,890                23,890


Preferred stock, $.01 par value, Authorized
        6,000,000 shares, none outstanding

Common stock, $.001 par value,
        50,000,000 shares authorized,
        10,987,000 shares issued                                              10,987                10,987
        Treasury stock, 1,954 and 1,954 shares, at cost                            0                     0
Additional paid-in capital                                                   680,710               680,710
Deficit                                                                     (715,587)             (715,587)
                                                                          ------------          ------------
        Total stockholders' (deficit) equity                                 (23,890)              (23,890)
                                                                          ------------          ------------
        Total liabilities and stockholders'
               (deficit) equity                                            $       0             $       0
                                                                          ============          ============

          See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)






                                         THREE MONTHS ENDED DEC 31        SIX MONTHS ENDED DEC 31
                                         -------------------------        -------------------------
                                                 1993        1992                1993          1992
                                         ------------   ----------        -----------     ---------

Interest Income                                     0           0                   0             0
Other income                                        0           0                   0             0
                                         ------------   ----------        -----------     ---------
        Total income                                0           0                   0             0

Expense
        Employee Compensation                       0           0                   0             0
        Other                                       0       5,048                   0        10,097
                                         ------------   ----------        -----------     ---------
        Total expense                               0       5,048                   0        10,097

        Loss from discontinued
               operation (note 2)                   0           0                   0             0
                                         ------------   ----------        -----------     ---------
Net loss                                     $      0      (5,048)                  0       (10,097)
                                        =============   ==========        ===========     =========

Loss per share                               $  (.000)     $(.000)          $   (.000)      $ (.001)
                                        =============   ==========        ===========     =========

Dividend per share                                --          --                  --            --
                                        =============   ==========        ===========     =========

Weighted average number
   of shares outstanding                   10,985,046  10,985,046          10,985,046    10,985,046
                                        =============  ==========         ===========     =========

           See accompanying notes to consolidated financial statements

PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            SIX MONTHS ENDED DECEMBER 31
                                                            ----------------------------
                                                                  1993              1992
                                                            -----------       ----------

Cash flows from operating activities:

Net loss                                                    $        0        $  (10,096)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital            0                  0
Decrease in prepaid expenses and other assets                       0                  0
Decrease (increase) in net assets of
   Haven Federal                                                    0                  0
(Decrease) in accrued expenses and other liabilities                0                  0
(Decrease) Increase in net liabilities of
   Haven Federal                                                    0                  0
Amortization of organization expenses                               0             10,096
                                                            -----------       ----------

Net cash provided (used) by operating activities                    0                  0

Cash and cash equivalents, beginning of year                        0                  0
                                                            -----------       ----------

Cash and cash equivalents, end of quarter                    $      0          $       0
                                                            ===========       ==========


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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 1993 and 1992.

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



COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992

Admiral's sole remaining expense of $0 and $5,048 for 1993 and 1992 relates to the non-cash amortization of organization expenses, which occurs solely as a result of the passage of time.



COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992

        The primary change in the operations of the parent company has been a reduction in expenses from $10,096 in the six months ended December 31, 1992 to $0 for the comparable period in 1993. Amortization of organization expenses, which occurs solely as a result of the passage of time, was $10,096 and $0 for 1992 and 1993, respectively.

PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

        Certain legal proceedings described in Admiral's report on Form 10-Q for the period ended September 30, 1993 are incorporated herein by reference.

        Admiral did not become involved in any additional material legal proceedings during the period covered under this report.



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


                                        ADMIRAL FINANCIAL CORP. (Registrant)




Date:   September 18, 1996       By:    /s/ WM. LEE POPHAM
                                        ---------------------------------------
                                        Wm. Lee Popham, President


Date:   September 18, 1996       By:    /s/ LINDA E. BAKER
                                        ---------------------------------------
                                        Linda E. Baker, Principal Financial
                                        and Accounting Officer