Form 10-Q
period 1994-03-31
ADMIRAL FINANCIAL CORP
filed 1996-09-20
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Nine Months Ended March 31, 1994

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

              Yes  X               No


                          Common Stock $.001 Par Value
                Outstanding Shares at March 31, 1994: 10,985,046

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


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                     ASSETS                                         MARCH 31, 1994                    JUNE 30, 1993
                     ------                                         --------------                    -------------
                                                                      (Unaudited)                      (Unaudited)
Cash                                                                  $          0                    $         0
Prepaid expenses and other assets                                                0                              0
Net assets of Haven Federal Savings and
           Loan Association (notes 1 and 2)                                      0                              0
                                                                      ------------                    -----------
                     Total assets                                     $          0                    $         0
                                                                      ============                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                                $     23,890                    $    23,890
Net liabilities of Haven Federal Savings
           and Loan Association (notes 1 and 2)                                  0                              0
                                                                      ------------                    -----------
                     Total liabilities                                      23,890                         23,890


Preferred stock, $.01 par value, Authorized
           6,000,000 shares, none outstanding

Common stock, $.001 par value,
           50,000,000 shares authorized,
           10,987,000 shares issued                                         10,987                         10,987
           Treasury stock, 1,954 and 1,954 shares, at cost                       0                              0
Additional paid-in capital                                                 680,710                        680,710
Deficit                                                                   (715,587)                      (715,587)
                                                                      ------------                    -----------
- ----------------
           Total stockholders' (deficit) equity                            (23,890)                       (23,890)
                                                                      ------------                    -----------
           Total liabilities and stockholders'
                     (deficit) equity                               $            0                    $         0
                                                                    ==============                    ===========

          See accompanying notes to consolidated financial statements.

                                                 PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended Mar 31               Nine Months Ended Mar 31
                                                         -------------------------               ------------------------
                                                          1994               1993                 1994              1993
                                                          ----               ----                 ----              ----

Interest Income                                              0                  0                    0                 0
Other income                                                 0                  0                    0                 0
                                                          ----               ----                -----              ----
           Total income                                      0                  0                    0                 0

Expense
           Employee Compensation                             0                  0                    0                 0
           Other                                             0              5,048                    0            15,145
                                                          ----              -----                -----            ------

           Total expense                                     0              5,048                    0            15,145

           Loss from discontinued
                     operation (note 2)                      0                  0                    0                 0
                                                          ----              -----                -----            ------
Net loss                                               $     0             (5,048)                   0           (15,145)
                                                       =======            =======                =====            ======

Loss per share                                         $  (.00)           $ (.000)              $ (.00)        $   (.001)
                                                       =======            =======               ======         =========

Dividend per share                                         ---                ---                  ---               ---
                                                       =======            =======               ======         =========

Weighted average number
   of shares outstanding                            10,985,046         10,985,046           10,985,046        10,985,046
                                                    ==========         ==========           ==========        ==========


           See accompanying notes to consolidated financial statements

                                                 PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                Nine Months Ended March 31
                                                               ---------------------------
                                                                   1994             1993
                                                                  -------          -------
Cash flows from operating activities:

Net loss                                                         $     0          $ (15,145)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital               0                  0
Decrease in prepaid expenses and other assets                          0                  0
Decrease (increase) in net assets of
   Haven Federal                                                       0                  0
(Decrease) in accrued expenses and other liabilities                   0                  0
(Decrease) Increase in net liabilities of
   Haven Federal                                                       0                  0
Amortization of organization expenses                                  0             15,145
                                                                 -------           --------

Net cash provided (used) by operating activities                       0                  0

Cash and cash equivalents, beginning of year                           0                  0
                                                                 -------           --------

Cash and cash equivalents, end of quarter                        $     0          $       0
                                                                 =======          =========


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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 1994 and 1993.

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



COMPARISON OF THREE MONTHS ENDED MARCH 31. 1994 AND 1993

Admiral's sole remaining expense of $0 and $5,048 for 1994 and 1993 relates to the non-cash amortization of organization expenses, which occurs solely as a result of the passage of time.



COMPARISON OF NINE MONTHS ENDED MARCH 31. 1994 AND 1993

Amortization of organization expenses, which occurs solely as a result of the passage of time, was $0 and $15,145 for 1994 and 1993, respectively.

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