Form 10-Q
period 1994-09-30
ADMIRAL FINANCIAL CORP
filed 1996-09-20
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994

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

                           Yes[X]          No [ ]

                          Common Stock $.001 Par Value
              Outstanding Shares at September 30, 1994: 10,985,046

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



                                                  PART I - FINANCIAL INFORMATION

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                  ASSETS                               SEPTEMBER 30,       JUNE 30,
                                                            1994             1994
                                                       -------------      ---------
                                                        (UNAUDITED)      (UNAUDITED)
Cash                                                   $           0      $       0
Prepaid expenses and other assets                                  0              0
Net assets of Haven Federal Savings and
         Loan Association (notes 1 and 2)                          0              0
                                                       -------------      ---------
                  Total assets                         $           0      $       0
                                                       =============      =========


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                 $      23,890      $  23,890
Net liabilities of Haven Federal Savings
   and Loan Association (notes 1 and 2)                            0              0
                                                       -------------      ---------
          Total liabilities                                   23,890         23,890


Preferred stock, $.01 par value, Authorized
   6,000,000 shares, none outstanding

Common stock, $.001 par value,
   50,000,000 shares authorized,
   10,987,000 shares issued                                   10,987         10,987
   Treasury stock, 1,954 and 1,954 shares, at cost                 0              0
Additional paid-in capital                                   680,710        680,710
Deficit                                                     (715,587)      (715,587)
                                                       -------------      ---------
   Total stockholders' (deficit) equity                      (23,890)       (23,890)
                                                       -------------      ---------
   Total liabilities and stockholders'
         (deficit) equity                              $           0      $       0
                                                       =============      =========

          See accompanying notes to consolidated financial statements.

                                                 PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED SEPT 30
                                                 ------------------------------
                                                    1994               1993
                                                 -----------        -----------

Interest Income                                  $         0        $         0
Other income                                               0                  0
                                                 -----------        -----------
         Total income                                      0                  0

Expense

         Employee Compensation                             0                  0
         Other                                             0                  0
                                                 -----------        -----------
         Total expense                                     0                  0

         Loss from discontinued

                  operation (note 2)                       0                  0
                                                 -----------        -----------
Net loss                                         $         0                  0
                                                 ===========        ===========
Loss per share                                   $      (.00)       $      (.00)
                                                 ===========        ===========

Dividend per share                                      --                 --
                                                 ===========        ===========

Weighted average number
   of shares outstanding                          10,985,046         10,985,046
                                                 ===========        ===========

           See accompanying notes to consolidated financial statements


                                                  PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED SEPT 30
                                                               --------------------------
                                                                   1994           1993
                                                               -----------    -----------
Cash flows from operating activities:

Net loss                                                       $      0       $      0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance

   of agreed supervisory goodwill and regulatory capital              0              0
Decrease in prepaid expenses and other assets                         0              0
Decrease (increase) in net assets of
   Haven Federal                                                      0              0
(Decrease) in accrued expenses and other liabilities                  0              0
(Decrease) Increase in net liabilities of
   Haven Federal                                                      0              0
Amortization of organization expenses                                 0              0
                                                               -----------    -----------

Net cash provided (used) by operating activities                      0              0

Cash and cash equivalents, beginning of year                          0              0
                                                               -----------    -----------

Cash and cash equivalents, end of quarter                      $      0       $      0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 1994 and 1993.

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

         Another condition to the same Agreement required that Admiral execute a Regulatory Capital Maintenance/Dividend Agreement which provided certain remedies if Haven and Admiral were unable to liquidate, on a scheduled basis ending June 30, 1990, the real estate used by Admiral to capitalize its acquisition of Haven. The remedies of the Federal Savings and Loan Insurance Corporation ("FSLIC") agreed to by Admiral in the Agreement included the right of the FSLIC to (I.) vote the common stock of Haven; (ii.) remove the board of directors of Haven; and/or (iii.) dispose of any or all of the voting securities of Haven owned by Admiral.

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

         Admiral was notified by the FHLBB on July 17, 1989 that Admiral was in default of the Agreement and had 90 days (i.e. until October 16, 1989) to cure the default. Admiral had virtually no assets other than the stock of Haven, and has had no other viable means available to cure the default since the introduction of FIRREA. The net assets of Haven, including Admiral's $13 million of contributed equity, were confiscated on March 2, 1990.

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

         On August 5, 1993, Admiral filed a Complaint against the United States of America in the United States Court of Federal Claims, arising in part out of contractual promises made to Admiral by the United States' Government, acting through the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC") pursuant to their statutory supervisory authority over federally insured savings and loan institutions and savings banks (hereinafter referred to a "thrifts" or "thrift institutions"), and in part out of takings of property by the FHLBB and FSLIC in the course of exercising that authority. In this action, Admiral seeks (1) a declaration that the government's actions constitute a repudiation and material breach of their contractual obligations to Admiral and, thereby, effect a taking of Admiral's property without just compensation and a deprivation of Admiral's property without due process of law, in violation of the Fifth Amendment, and (2) compensatory damages for the United States' breach of contract, or (3) rescission of the contract and restitutionary relief, or (4) compensation for the taking of Admiral's property, or (5) damages for the deprivation of Plaintiffs' property without due process of law."

         This action was stayed by order of the Court dated September 3, 1993, pending the en banc decision on rehearing of the Court of Appeal for the Federal Circuit in WINSTAR CORP., ETAL. V. UNITED STATES, a pending action which Admiral management believes to contain a substantially similar fact pattern.

         TSince Haven was the only significant asset owned by Admiral, the Admiral common stock has little or no continuing value.

LIQUIDITY AND CAPITAL RESOURCES

         Admiral has been reduced to a corporate "shell," with no operations or current activity. There is no corporate liquidity, no available capital resources, and no immediately foreseeable prospects for the future improvement of Admiral's financial picture.

         Admiral management intends to seek a new line of business, as yet unidentified. In connection therewith, Admiral's management believes that a restructuring of Admiral may be necessary in order to raise capital for new operations, and any such restructuring may have a substantial dilutive effect upon Admiral's existing shareholders. Admiral has no ongoing commitments or obligations other than with respect to its obligations related to the acquisition of Haven.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

Admiral was inactive, and recorded no income or expenses during the three months ended September 30, 1994 and 1993, respectively.

                                                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

         Admiral did not become involved in any other material legal proceedings during the period covered by this report.

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

                                           ADMIRAL FINANCIAL CORP. (Registrant)

Date:    September 19, 1996          By:   /s/ WM. LEE POPHAM
                                           -------------------------------------
                                           Wm. Lee Popham, President

Date:    September 19, 1996          By:   /s/ LINDA E. BAKER
                                           ------------------------------------
                                           Linda E. Baker, Principal Financial
                                           and Accounting Officer