Form 10-Q
period 1994-12-31
ADMIRAL FINANCIAL CORP
filed 1996-09-20
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the Six Months Ended December 31, 1994

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

                           Yes   [X]         No [ ]






                          Common Stock $.001 Par Value
               Outstanding Shares at December 31, 1994: 10,985,046

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

                         PART I - FINANCIAL INFORMATION

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


                  Assets                                 December 31, 1994        June 30, 1994
                                                         -----------------        -------------
                                                            (Unaudited)            (Unaudited)
Cash                                                        $       0              $       0
Prepaid expenses and other assets                                   0                      0
Net assets of Haven Federal Savings and
         Loan Association (notes 1 and 2)                           0                      0
                                                            ---------              ---------
                  Total assets                                      $              $       0
                                                            =========              =========





Liabilities and Stockholders' (Deficit) Equity

Accrued expenses and other liabilities                      $  23,890              $  23,890
Net liabilities of Haven Federal Savings
         and Loan Association (notes 1 and 2)                       0                      0
                                                            ---------              ---------
                  Total liabilities                            23,890                 23,890


Preferred stock, $.01 par value, Authorized
         6,000,000 shares, none outstanding

Common stock, $.001 par value,
         50,000,000 shares authorized,
         10,987,000 shares issued                              10,987                 10,987
         Treasury stock, 1,954 and 1,954 shares, at cost            0                      0
Additional paid-in capital                                    680,710                680,710
Deficit                                                      (715,587)              (715,587)
                                                            ---------              ---------
         Total stockholders' (deficit) equity                 (23,890)               (23,890)
                                                            ---------              ---------
         Total liabilities and stockholders'
                  (deficit) equity                          $       0              $       0
                                                            =========              =========



          See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)






                                               Three Months Ended Dec 31               Six Months Ended Dec 31
                                           --------------------------------        --------------------------------
                                               1994                 1993               1994                1993
                                           ------------        ------------        ------------        ------------
Interest Income                                       0                   0                   0                   0
Other income                                          0                   0                   0                   0
                                           ------------        ------------        ------------        ------------
         Total income                                 0                   0                   0                   0

Expense
         Employee Compensation                        0                   0                   0                   0
         Other                                        0                   0                   0
                                           ------------        ------------        ------------        ------------

         Total expense                                0                   0                   0                   0

         Loss from discontinued
                  operation (note 2)                  0                   0                   0
                                           ------------        ------------        ------------        ------------
Net loss                                   $          0                   0                   0                   0
                                           ============        ============        ============        ============

Loss per share                             $       (.00)       $       (.00)       $       (.00)       $       (.00)
                                           ============        ============        ============        ============

Dividend per share                                 --                  --                  --                  --
                                           ============        ============        ============        ============

Weighted average number
   of shares outstanding                     10,985,046          10,985,046          10,985,046          10,985,046
                                           ============        ============        ============        ============




           See accompanying notes to consolidated financial statements

                         PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                 Six Months Ended December 31
                                                                 ----------------------------
                                                                   1994              1993
                                                                  -------           -------
Cash flows from operating activities:
Net loss                                                            $0                 $0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital             0                  0
Decrease in prepaid expenses and other assets                        0                  0
Decrease (increase) in net assets of
   Haven Federal                                                     0                  0
(Decrease) in accrued expenses and other liabilities                 0                  0
(Decrease) Increase in net liabilities of
   Haven Federal                                                     0                  0
Amortization of organization expenses                                0                  0
                                                                    --                 --

Net cash provided (used) by operating activities                     0                  0

Cash and cash equivalents, beginning of year                         0                  0
                                                                    --                 --

Cash and cash equivalents, end of quarter                           $0                 $0
                                                                    ==                 ==



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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 1994 and 1993.

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



COMPARISON OF THREE MONTHS ENDED DECEMBER 31. 1994 AND 1993

Admiral was inactive, and recorded no revenues or expenses during the period.



COMPARISON OF SIX MONTHS ENDED DECEMBER 31. 1994 AND 1993

Admiral was inactive, and recorded no revenues or expenses during the period.

                           PART II - OTHER INFORMATION





Item 1. Legal Proceedings

         Admiral did not become involved in any new material legal proceedings during the period covered by this report.


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