Form 10-Q
period 1995-03-31
ADMIRAL FINANCIAL CORP
filed 1996-09-20
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE NINE MONTHS ENDED MARCH 31, 1995

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

                           Yes  [X]          No  [ ]


                          Common Stock $.001 Par Value
                Outstanding Shares at March 31, 1995: 10,985,046

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


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                  ASSETS                                  MARCH 31, 1995  JUNE 30, 1994
                                                          --------------  -------------
                                                           (UNAUDITED)     (UNAUDITED)
Cash                                                         $       0      $       0
Prepaid expenses and other assets                                    0              0
Net assets of Haven Federal Savings and
         Loan Association (notes 1 and 2)                            0              0
                                                             ---------      ---------
                  Total assets                               $       0      $       0
                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                       $  23,890      $  23,890
Net liabilities of Haven Federal Savings
         and Loan Association (notes 1 and 2)                        0              0
                                                             ---------      ---------
                  Total liabilities                             23,890         23,890


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

                                                  PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         THREE MONTHS ENDED MAR 31       NINE MONTHS ENDED MAR 31
                                         --------------------------     -------------------------
                                            1995            1994           1995           1994
                                         ----------      ----------     ----------     ----------
Interest Income                                    0              0              0              0
Other income                                       0              0              0              0
                                         -----------     ----------     ----------     ----------
         Total income                              0              0              0              0

Expense
         Employee Compensation                     0              0              0              0
         Other                                     0              0              0              0
                                         -----------     ----------     ----------     ----------

         Total expense                             0              0              0              0

         Loss from discontinued
                  operation (note 2)               0              0              0              0
                                         -----------     ----------     ----------     ----------
Net loss                                 $         0              0              0              0
                                         ===========     ==========     ==========     ==========

Loss per share                           $      0.00     $     0.00     $     0.00     $     0.00
                                         ===========     ==========     ==========     ==========

Dividend per share                              --             --             --             --
                                         ===========     ==========     ==========     ==========

Weighted average number
   of shares outstanding                  10,985,046     10,985,046     10,985,046     10,985,046
                                         ===========     ==========     ==========     ==========

           See accompanying notes to consolidated financial statements


                                                  PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            NINE MONTHS ENDED MARCH 31
                                                            --------------------------
                                                               1995             1994
                                                            ---------        ---------
Cash flows from operating activities:

Net loss                                                     $    0           $    0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital          0                0
Decrease in prepaid expenses and other assets                     0                0
Decrease (increase) in net assets of
   Haven Federal                                                  0                0
(Decrease) in accrued expenses and other liabilities              0                0
(Decrease) Increase in net liabilities
   Haven Federal                                                  0                0
Amortization of organization expenses                             0                0
                                                              -----            -----

Net cash provided (used) by operating activities                  0                0

Cash and cash equivalents, beginning of year                      0                0
                                                              -----            -----

Cash and cash equivalents, end of quarter                    $    0           $    0

                                                              =====            =====

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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 1995 and 1994.

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


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995 AND 1994

         Admiral was inactive, and recorded no revenues or expenses during the period.


COMPARISON OF NINE MONTHS ENDED MARCH 31. 1995 AND 1994

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