Form 10-K
period 1995-06-30
ADMIRAL FINANCIAL CORP
filed 1996-09-20
CIK 828530

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _______ to _______

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ }.

         Aggregate market value of the voting stock held by non-affiliates of the Registrant was $0 on September 28, 1995.

Number of shares of common stock outstanding as of September 28, 1995, was 10,985,046.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                             ADMIRAL FINANCIAL CORP.


                                    FORM 10-K


                                TABLE OF CONTENTS



                                                                         PAGE
                                                                         ----
                                     PART I

Item 1.   Business                                                         1
Item 2.   Properties                                                       5
Item 3.   Legal Proceedings                                                5
Item 4.   Submission of Matters to a Vote of
             Security Holders                                              6


                                     PART II


Item 5.   Market for the Registrant's Common Stock
             and Related Security Holder Matters                           6
Item 6.   Selected Consolidated Financial Data                             7
Item 7.   Management's Discussion and Analysis of
             Consolidated Financial Condition and
             Results of Operations                                         8
Item 8.   Consolidated Financial Statements                                8
Item 9.   Disagreements on Accounting and Financial
             Disclosure                                                    9


                                    PART III


Item 10.  Directors and Executive Officers of the
             Registrant                                                    9
Item 11.  Executive Compensation                                          10
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                                        11
Item 13.  Certain Relationships and Related Transactions                  12


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                          13

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

         The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.

                                             ASK                  BID
                                         ----------           ----------
                                         HIGH   LOW           HIGH   LOW
                                         ----   ---           ----   ---

         1994:
                  First Quarter           0      0             0      0
                  Second Quarter          0      0             0      0
                  Third Quarter           0      0             0      0
                  Fourth Quarter          0      0             0      0

         1995:
                  First Quarter           0      0             0      0
                  Second Quarter          0      0             0      0
                  Third Quarter           0      0             0      0
                  Fourth Quarter          0      0             0      0


         As of June 30, 1995, there were 492 stockholders of record.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

         Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 1995. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 1995, 1994, 1993, 1992, and 1991. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.


                                                          YEAR ENDED JUNE 30,
                                              -------------------------------------------
                                                1995     1994     1993      1992    1991
                                              -------   ------   ------    ------  ------
                                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Admiral income                                $     0        0        0         0       0
Haven:
Interest income                                    -        -        -         -       -
Interest expense                                   -        -        -         -       -
         Net interest income                   ------   ------   ------    ------  ------
         before provision
         for loan losses
         (expense)                                  0        0        0         0       0

Provision for loan losses                          -        -        -         -       -
         Net interest income                   ------   ------   ------    ------  ------
         (expense) after
         provision for
         loan losses                                0        0        0         0       0

         Loss before extraordinary
         item and cumulative effect
         of change in accounting
         principle                                  0        0      (20)      (20)    (21)
Extraordinary item                                 -        -        -         -       -
Cumulative effect of change in
         accounting principle                      -        -        -         -       -
                                               -------   ------  ------    ------  ------
                  Net earnings (loss)         $     0        0      (20)      (20)    (21)
                                               =======   ======  =======   ======  ======

Earnings (loss) per share                     $  0.00     0.00    (0.00)    (0.00)  (0.00)



                                                         YEAR ENDED JUNE 30,
                                             ------------------------------------------
                                                1995     1994    1993   1992    1991
                                             ---------- ------- ------ ------ ---------
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net assets of Haven                          $   -        -        -       -        -
Total assets                                      0        0        0      20       40
Net liabilities of Haven                         -        -        -       -        -
Total liabilities                                24       24       24      24       24
Total stockholders' equity (deficit)            (24)     (24)     (24)     (4)      16
Book value (deficit) per common share          (.00)    (.00)    (.00)   (.00)     .00
Number of offices of Admiral                      1        1        1       1        1

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


COMPARISON OF YEARS ENDED JUNE 30, 1995 AND 1994

         Admiral was inactive, and recorded no revenues or expenses during either period.


COMPARISON OF YEARS ENDED JUNE 30, 1994 AND 1993

         GENERAL. Net loss for 1994 was $0 or $0.00 per share. This compares to a net loss for 1993 of $20,193 or $0.002 per share. Admiral was inactive at June 30, 1994 and 1993.

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

ITEM 9.    CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth, as of June 30, 1995, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                                       OFFICER
                                                                        AND/OR
                                                                       DIRECTOR
         NAME             AGE     POSITION                              SINCE
         ----             ---     --------                             --------

Wm. Lee Popham             44     Chairman of the Board,                1987
                                  Chief Executive Officer
                                  and President

Linda E. Baker             56     Director, Vice President,             1987
                                  Secretary, and Treasurer

Charles E. Fancher, Jr.    45     Director                              1988


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


ITEM 11.   EXECUTIVE COMPENSATION


CASH COMPENSATION

         The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 1995.


                      NAME AND                   ANNUAL COMPENSATION AWARDS
                 PRINCIPAL POSITION           -------------------------------
                 ------------------           YEAR    SALARY    BONUS   OTHER
                                              ----    ------    -----   -----
                  Wm. Lee Popham              1995   $  ---      ---     ---
                  Chairman and President      1994      ---      ---     ---
                  Chief Executive Officer     1993      ---      ---     ---


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 1995 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

                                                     AMOUNT AND       PERCENT
                                                     NATURE OF          OF
            NAME AND ADDRESS OF                      BENEFICIAL       COMMON
             BENEFICIAL OWNER                        OWNERSHIP         STOCK
            ------------------                       ----------       ------

Wm. Lee Popham (l)                                   2,119,385        19.29%
825 Arthur Godfrey Road
Miami Beach, Florida 33140

Ti-Aun Plantations, N.V.                               889,007         8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)                                    668,651         6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

Linda E. Baker                                         150,120         1.37%
Suite 800
2665 South Bayshore Drive
Coconut Grove, Florida 33133

Charles E. Fancher, Jr.                                 12,000            *
2844 Chucunantah Road
Coconut Grove, Florida 33133

All directors and
   executive officers as a group (3 persons)         2,281,505        20.77%
- -------------------
*  Less than one percent

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


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K

                             ADMIRAL FINANCIAL CORP.

                                      INDEX

(a.)1. Admiral Financial Corp.:                                            PAGE
                                                                           ----
       Statement Regarding Sec. 210.3-11 of Regulation S-K                 F-1

       Consolidated Balance Sheets as of June 30, 1995 and 1994            F-2

       Consolidated Statement of Operations for the three years
               ended June 30, 1995                                         F-3

       Consolidated Statement of Stockholders' (Deficit) Equity
               for the three years ended June 30, 1995                     F-4

       Consolidated Statement of Cash Flows for the three years
               ended June 30, 1995                                         F-5

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

                                                ADMIRAL FINANCIAL CORP.



                                            By  /s/ WM. LEE POPHAM
                                                -----------------------------
                                                Wm. Lee Popham, President and
Date: September 19, 1996                         Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                       TITLE                       DATE
         ---------                       -----                       ----


/s/ WM. LEE POPHAM               Chairman of the Board        September 19, 1996
- --------------------------       Of Directors, Chief
Wm. Lee Popham                   Executive Officer, and
Chairman and President           President
Principal Executive Officer



/s/ LINDA E. BAKER               Director, Vice President,    September 19, 1996
- ---------------------------      Secretary And Treasurer
Linda E. Baker
Principal Financial Officer



/s/ CHARLES E. FANCHER, JR.      Director                     September 19, 1996
- ---------------------------
Charles E. Fancher, Jr.

                 FINANCIAL STATEMENTS OF AN INACTIVE REGISTRANT


         Pursuant to Sec. 210.3-11 of Regulation S-X, Admiral Financial Corp. qualifies as an inactive entity, meeting all of the following conditions:

   (A.) Gross receipts from all sources for the fiscal year are not in excess of $100,000;

   (B.) Admiral has not purchased or sold any of its own stock, granted options therefor, or levied assessments upon outstanding stock;

   (C.) Expenditures for all purposes for the fiscal year are not in excess of $100,000;

   (D.) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

   (E.) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

         Accordingly, the attached financial statements of Admiral Financial Corp. are unaudited.


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                           ASSETS                           JUNE 30, 1995    JUNE 30, 1994
                                                            -------------    -------------
                                                             (UNAUDITED)      (UNAUDITED)
Cash                                                          $       0       $       0
Prepaid expenses and other assets                                     0               0
Net assets of Haven Federal Savings and
         Loan Association (note 2)                                    0               0
                                                              ---------       ---------
                  Total assets                                $       0       $       0
                                                              =========       =========



LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                        $  23,890       $  23,890
Net liabilities of Haven Federal Savings
         and Loan Association (note 2)                                0               0
                                                              ---------       ---------
                  Total liabilities                              23,890          23,890

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


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          YEARS ENDED JUNE 30,
                                              --------------------------------------------
                                                 1995            1994            1993
                                              -----------     -----------     ------------
REVENUES:

Interest Income                               $         0     $         0     $          0
Other income                                         --              --               --
                                              -----------     -----------     ------------
         Total income                                   0               0                0

EXPENSES:

Employee Compensation                                --              --               --
Other Expense                                           0               0           20,193
                                              -----------     -----------     ------------
                  Total expense                         0               0           20,193


Loss from discontinued operation (note 2)               0               0                0
                                              -----------     -----------     ------------

Net loss                                      $         0     $         0     $    (20,193)
                                              ===========     ===========     ============

Loss per share                                $       0.0     $       0.0     $      (0.00)
                                              ===========     ===========     ============

Dividend  per share                                  --              --               --
                                              ===========     ===========     ============

Weighted  average number
of shares outstanding                         $10,985,046      10,985,046       10,985,046
                                              ===========     ===========     ============

           See accompanying notes to consolidated financial statements


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY


                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                (DEFICIT) EQUITY

                        FOR THE YEARS ENDED JUNE 30, 1995



                                         COMMON STOCK
                                    ISSUED AND OUTSTANDING      ADDITIONAL        RETAINED
                                   -----------------------       PAID-IN          EARNINGS
                                     SHARES        AMOUNT        CAPITAL          (DEFICIT)
                                   -----------     -------     ------------      ------------
Balance at June 30, 1988           10,985,046      $10,987     $    680,710      $       --

   Net loss for the year                              --               --         (13,813,316)
                                  -----------      -------     ------------      ------------
Balance at June 30, 1989           10,985,046       10,987          680,710       (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities                         --               --          13,238,189

   Net loss for the year                              --               --             (79,030)
                                  -----------      -------     ------------      ------------

Balance at June 30, 1990           10,985,046      $10,987     $    680,710      $   (654,157)

   Net loss for the year                                                              (21,043)

                                  -----------      -------     ------------      ------------
Balance at June 30, 1991           10,985,046      $10,987     $    680,710      $   (675,200)

    Net loss for the year                                                             (20,194)

                                  -----------      -------     ------------      ------------
Balance at June 30, 1992           10,985,046      $10,987     $    680,710      $   (695,394)

    Net loss for the year                                                             (20,193)

                                  -----------      -------     ------------      ------------
Balance at June 30,
          1993, 1994 and 1995      10,985,046      $10,987     $    680,710      $   (715,587)
                                  ===========      =======     ============      ============


          See accompanying notes to consolidated financial statements.


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               YEAR ENDED JUNE 30
                                                         ------------------------------
                                                           1995       1994       1993
                                                         --------   --------   --------
Cash flows from operating activities:

Net loss                                                 $      0   $      0   $(20,193)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
 Haven Federal after retroactive disallowance
 of agreed supervisory goodwill and regulatory capital
Decrease in prepaid expenses and other assets
Decrease (increase) in net assets of
   Haven Federal
(Decrease) in accrued expenses and other liabilities
(Decrease) Increase in net liabilities of
   Haven Federal
Amortization of organization expenses                           0          0     20,193
                                                         --------   --------   --------

Net cash provided (used) by operating activities                0          0          0

Cash and cash equivalents, beginning of year                    0          0          0
                                                         --------   --------   --------

Cash and cash equivalents, end of year                   $      0   $      0   $      0
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


(4)      INCOME TAXES

         At June 30, 1995 and 1994, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,426,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,074,000, respectively, for state income tax purposes to offset future taxable income.

         These carryforwards were scheduled to expire in future years as follows:


                                            YEAR ENDING
                                              JUNE 30,            FEDERAL           STATE
                                            -----------         -----------       -----------
                                               1990              $2,348,000        $2,304,000
                                               1991               2,984,000         2,941,000
                                               1992               5,360,000         5,230,000
                                               2001               1,549,000         1,537,000
                                               2002               1,288,000         1,288,000
                                               2004               7,468,000         7,128,000
                                                                -----------       -----------
         Net operating loss
            carryforwards, June 30, 1989:                        20,997,000        20,428,000
            Less: 1990 Expirations                               (2,348,000)       (2,304,000)
                                               2005                  79,000            79,000
                                                                -----------       -----------
         Net operating loss
            carryforwards, June 30, 1990:                       18,728,000         18,203,000
            Less: 1991 Expirations                              (2,984,000)        (2,941,000)
                                               2006                 21,000             21,000
                                                               -----------        -----------
         Net operating loss
            carryforwards, June 30, 1991                        15,765,000         15,283,000
            Less: 1992 Expirations                              (5,360,000)        (5,230,000)
                                               2007                 21,000             21,000
                                                               -----------        -----------
         Net operating loss
            carryforwards, June 30, 1992                       $10,426,000        $10,074,000
                                               2008                 21,000             21,000
                                                               -----------        -----------
         Net operating loss
            carryforwards, June 30, 1993,
            1994 and 1995                                      $10,447,000        $10,095,000
                                                               ===========        ===========

          The Company has not filed its federal or Florida income tax returns for the fiscal years ended

         June 30, 1994, 1993, 1992, 1991 and 1990. While the confiscation of the assets and liabilities of Haven may have resulted in a taxable event, management believes that any taxable income resulting from such confiscation of assets and liabilities should not exceed the available net operating loss carryforwards.

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