Form 10-Q
period 1995-09-30
ADMIRAL FINANCIAL CORP
filed 1996-09-20
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

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

                           Yes   [X]          No   [ ]


                          Common Stock $.001 Par Value
              Outstanding Shares at September 30, 1995: 10,985,046

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


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                  ASSETS                                      SEPTEMBER 30, 1995      JUNE 30, 1995
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

                                                  PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED SEPT 30
                                               --------------------------------
                                                  1995                   1994
                                               -----------           ----------

Interest Income                                          0                    0
Other income                                             0                    0
                                               -----------           ----------
         Total income                                    0                    0

Expense
         Employee Compensation                           0                    0
         Other                                           0                    0
                                               -----------           ----------

         Total expense                                   0                    0

         Loss from discontinued
                  operation (note 2)                     0                    0
                                               -----------           ----------
Net loss                                       $         0                    0
                                               ===========           ==========
Loss per share                                 $      0.00           $     0.00
                                               ===========           ==========

Dividend per share                                    --                   --
                                               ===========           ==========

Weighted average number
   of shares outstanding                        10,985,046           10,985,046
                                               ===========           ==========

           See accompanying notes to consolidated financial statements


                                                  PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED SEPT 30
                                                                     --------------------------
                                                                         1995          1994
                                                                        ------        ------
Cash flows from operating activities:

Net loss                                                               $     0       $     0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital                     0             0
Decrease in prepaid expenses and other assets                                0             0
Decrease (increase) in net assets of
   Haven Federal                                                             0             0
(Decrease) in accrued expenses and other liabilities                         0             0
(Decrease) Increase in net liabilities of
   Haven Federal                                                             0             0
Amortization of organization expenses                                        0             0
                                                                        ------        ------

Net cash provided (used) by operating activities                             0             0

Cash and cash equivalents, beginning of year                                 0             0
                                                                        ------        ------

Cash and cash equivalents, end of quarter                              $     0       $     0
                                                                        ======        ======

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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 1995 and 1994.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Admiral was inactive, and recorded no income or expenses during the three months ended September 30, 1995 and 1994, respectively.

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