Form 10-Q
period 1995-12-31
ADMIRAL FINANCIAL CORP
filed 1996-09-20
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Six Months Ended December 31, 1995

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

                      Yes   [X]         No  [ ]

                          Common Stock $.001 Par Value
               Outstanding Shares at December 31, 1995: 10,985,046

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

               ASSETS                                   DECEMBER 31, 1995    JUNE 30, 1995
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


Preferred stock, $.01 par value, Authorized
        6,000,000 shares, none outstanding

Common stock, $.001 par value,
        50,000,000 shares authorized,
        10,987,000 shares issued                            10,987              10,987
        Treasury stock, 1,954 and 1,954 shares,
        at cost                                                  0                   0
Additional paid-in capital                                 680,710             680,710
Deficit                                                   (715,587)           (715,587)
                                                         ---------           ---------
        Total stockholders' (deficit) equity               (23,890)            (23,890)
                                                         ---------           ---------
        Total liabilities and stockholders'
               (deficit) equity                                  0           $       0
                                                         =========           =========



           See accompanying notes to consolidated financial statements


                                                 PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED DEC 31               SIX MONTHS ENDED DEC 31
                                         ------------------------------        ------------------------------
                                             1995               1994               1995               1994
                                         -----------        -----------        -----------        -----------
Interest Income                                    0                  0                  0                  0
Other income                                       0                  0                  0                  0
                                         -----------        -----------        -----------        -----------
        Total income                               0                  0                  0                  0

Expense

        Employee Compensation                      0                  0                  0                  0
        Other                                      0                  0                  0
                                         -----------        -----------        -----------        -----------

        Total expense                              0                  0                  0                  0

        Loss from discontinued
               operation (note 2)                  0                  0                  0                  0
                                         -----------        -----------        -----------        -----------
Net loss                                 $         0                  0                  0                  0
                                         ===========        ===========        ===========        ===========

Loss per share                           $      0.00        $      0.00        $      0.00        $      0.00
                                         ===========        ===========        ===========        ===========

Dividend per share                              --                 --                 --                 --
                                         ===========        ===========        ===========        ===========

Weighted average number
   of shares outstanding                  10,985,046         10,985,046         10,985,046         10,985,046
                                         ===========        ===========        ===========        ===========

           See accompanying notes to consolidated financial statements

                                                 PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED DECEMBER 31
                                                   ----------------------------
                                                          1995          1994
                                                          ----          ----

Cash flows from operating activities:

Net loss                                                  $   0        $    0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital      0            0
Decrease in prepaid expenses and other assets                 0            0
Decrease (increase) in net assets of
   Haven Federal                                              0            0
(Decrease) in accrued expenses and other liabilities          0            0
(Decrease) Increase in net liabilities of
   Haven Federal                                              0            0
Amortization of organization expenses                         0            0
                                                          -----         ----
Net cash provided (used) by operating activities              0            0

Cash and cash equivalents, beginning of year                  0            0
                                                          -----         ----


Cash and cash equivalents, end of quarter                 $   0        $   0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 1995 and 1994.

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

                                           ADMIRAL FINANCIAL CORP. (Registrant)

Date:   September 19, 1996           By: /s/ WM. LEE POPHAM
                                         --------------------------------------
                                         Wm. Lee Popham, President

Date:   September 19, 1996           By: /s/ LINDA E. BAKER
                                         --------------------------------------
                                         Linda E. Baker, Principal Financial
                                         and Accounting Officer