Form 10-Q
period 1996-03-31
ADMIRAL FINANCIAL CORP
filed 1996-09-20
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Nine Months Ended March 31, 1996

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

                          Yes [X]               No  [ ]

                          Common Stock $.001 Par Value
                Outstanding Shares at March 31, 1996: 10,985,046

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

                         PART I - FINANCIAL INFORMATION

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                MARCH 31, 1996   JUNE 30, 1995
               ASSETS                           --------------   -------------
                                                 (UNAUDITED)      (UNAUDITED)

Cash                                                $       0      $       0
Prepaid expenses and other assets                           0              0
Net assets of Haven Federal Savings and
        Loan Association (notes 1 and 2)                    0              0
                                                    ---------      ---------
               Total assets                         $       0      $       0
                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities              $  23,890      $  23,890
Net liabilities of Haven Federal Savings
   and Loan Association (notes 1 and 2)                     0              0
                                                    ---------      ---------
               Total liabilities                       23,890         23,890


Preferred stock, $.01 par value, Authorized
        6,000,000 shares, none outstanding

Common stock, $.001 par value,
        50,000,000 shares authorized,
        10,987,000 shares issued                       10,987         10,987
        Treasury stock, 1,954 and 1,954 shares,             0              0
        at cost
Additional paid-in capital                            680,710        680,710
Deficit                                              (715,587)      (715,587)
                                                    ---------      ---------
        Total stockholders' (deficit) equity          (23,890)       (23,890)
                                                    ---------      ---------
        Total liabilities and stockholders'
               (deficit) equity                     $       0      $       0
                                                    =========      =========



          See accompanying notes to consolidated financial statements.


                         PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      THREE MONTHS ENDED MAR 31         NINE MONTHS ENDED MAR 31
                                      ---------------------------     ---------------------------
                                          1996           1995            1996             1995
                                      -----------     -----------     -----------     -----------
Interest Income                                 0               0               0               0
Other income                                    0               0               0               0
                                      -----------     -----------     -----------     -----------
        Total income                            0               0               0               0

Expense
        Employee Compensation                   0               0               0               0
        Other                                   0               0               0               0
                                      -----------     -----------     -----------     -----------

        Total expense                           0               0               0               0

        Loss from discontinued
               operation (note 2)               0               0               0               0
                                      -----------     -----------     -----------     -----------
Net loss                              $         0               0               0               0
                                      ===========     ===========     ===========     ===========

Loss per share                        $      0.00     $      0.00     $      0.00     $      0.00
                                      ===========     ===========     ===========     ===========

Dividend per share                           --              --              --              --
                                      ===========     ===========     ===========     ===========

Weighted average number
   of shares outstanding               10,985,046       10,985,04      10,985,046      10,985,046
                                      ===========     ===========     ===========     ===========




           See accompanying notes to consolidated financial statements

                         PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     NINE MONTHS ENDED MARCH 31
                                                     --------------------------
                                                          1996        1995
                                                          ----        ----

Cash flows from operating activities:

Net loss                                                  $  0        $  0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory
   capital                                                   0           0
Decrease in prepaid expenses and other assets                0           0
Decrease (increase) in net assets of
   Haven Federal                                             0           0
(Decrease) in accrued expenses and other
   liabilities                                               0           0
(Decrease) Increase in net liabilities of
   Haven Federal                                             0           0
Amortization of organization expenses                        0           0
                                                          ----        ----

Net cash provided (used) by operating activities             0           0

Cash and cash equivalents, beginning of year                 0           0

Cash and cash equivalents, end of quarter                 $  0        $  0
                                                          ====        ====

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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 1996 and 1995.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31. 1996 AND 1995

         Admiral was inactive, and recorded no revenues or expenses during the period.

COMPARISON OF NINE MONTHS ENDED MARCH 31. 1996 AND 1995

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