Form 10-K
period 1996-06-30
ADMIRAL FINANCIAL CORP
filed 1996-10-01
CIK 828530

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM ___TO___

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ ]

         Aggregate market value of the voting stock held by non-affiliates of the Registrant was $0 on September 27, 1996.

Number of shares of common stock outstanding as of September 27, 1996, was 10,985,046.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                             ADMIRAL FINANCIAL CORP.


                                    FORM 10-K


                                TABLE OF CONTENTS



                                                                       PAGE
                                                                       ----
                                     PART I

Item 1.        Business                                                  1
Item 2.        Properties                                                5
Item 3.        Legal Proceedings                                         5
Item 4.        Submission of Matters to a Vote of
                  Security Holders                                       6


                                     PART II


Item 5.        Market for the Registrant's Common Stock
                  and Related Security Holder Matters                    7
Item 6.        Selected Consolidated Financial Data                      7
Item 7.        Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations                                  8
Item 8.        Consolidated Financial Statements                         9
Item 9.        Disagreements on Accounting and Financial
                  Disclosure                                             9


                                    PART III


Item 10.       Directors and Executive Officers of the
                  Registrant                                             9
Item 11.       Executive Compensation                                   10
Item 12.       Security Ownership of Certain Beneficial
                  Owners and Management                                 12
Item 13.       Certain Relationships and Related Transactions           13


                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                   14

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

         Haven was a Federally chartered stock savings and loan association that had been conducting its business in Winter Haven, Florida, since 1964. In addition to its main office, Haven had four branch offices in Polk County which were located in central Florida. A large portion of the population of Polk County consists of retired persons on fixed incomes so that the operations of the Association were dependent primarily on the needs of this community and were relatively unaffected by the prosperity of any of the businesses located in its primary market area.

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

         This action was stayed by order of the Court dated September 3, 1993, pending the en banc decision on rehearing of the Court of Appeal for the Federal Circuit in WINSTAR CORP., ET AL V. UNITED STATES, a pending action which Admiral management believes to contain a similar fact pattern.

         On August 30, 1995, the United States Court of Appeals for the Federal Circuit, in an EN BANC decision, affirmed the summary judgment decisions by the Court of Federal Claims on the liability portion of the breach of contract claims against the United States in WINSTAR, and in two other similar cases (STATESMAN and GLENDALE) which had been consolidated for purposes of the appeal. In its WINSTAR decisions, the Court of Federal Claims found that an implied-in-fact contract existed between the government and Winstar, and that the government breached this contract when Congress enacted FIRREA. In STATESMAN and GLENDALE, that Court found that the Plaintiffs had express contracts with the government which were breached by the enactment of FIRREA.

         The federal government appealed the WINSTAR decisions to the United States Supreme Court. On November 14, 1995, Admiral's action (and all other similar actions) was stayed by order of the Court, pending the outcome of that appeal.

         On July 1, 1996, the United States Supreme Court concluded in WINSTAR that the United States is liable for damages for breach of contract, affirmed the summary judgment decisions in Winstar, and remanded the cases to the Court of Federal Claims for further hearings on the calculation of damages. The majority of the Court found "no reason to question the Federal Circuit's conclusion that the Government had express contractual obligations to permit respondents to use goodwill and capital credits in computing their regulatory capital reserves. When the law as to capital requirements changed, the Government was unable to perform its promises and became liable for breach under ordinary contact principles."

         Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. While the Supreme Court's ruling in U.S. v. Winstar Corp., et al., serves to support Admiral's legal claims in its pending lawsuit against the federal government, it is not possible at this time to predict what effect the Supreme Court's ruling, and the subsequent rulings of a lower court concerning damages, will have on the outcome of Admiral's lawsuit. Notwithstanding the Supreme Court's ruling, there can be no assurance that Admiral will be able to recover any funds arising out of its claim and, it any recovery is made, the amount of such recovery.

         Admiral is not a party to any other legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         On June 21, 1988, Admiral's common stock began trading on the National Association of Securities Dealers Automatic Quotation System (NASDAQ) under the symbol ADFC. In 1989, Admiral was notified by NASDAQ that Admiral's net worth did not meet the minimum standards for listing on the NASDAQ National Market System and that Admiral's stock would begin trading in the "over-the-counter" market after September 30, 1989, if the minimum capital standards were not met.

         Since September 30, 1989, Admiral's shares have been listed in the "over-the-counter" market on the OTC Bulletin Board. There is no firm currently making a market in Admiral's stock.

         The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.

                                               ASK                     BID
                                          --------------         --------------
                                          HIGH       LOW         HIGH       LOW
                                          ----       ---         ----       ---

     1995:
              First Quarter                 0         0           0           0
              Second Quarter                0         0           0           0
              Third Quarter                 0         0           0           0
              Fourth Quarter                0         0           0           0

     1996:
              First Quarter                 0         0           0           0
              Second Quarter                0         0           0           0
              Third Quarter                 0         0           0           0
              Fourth Quarter                0         0           0           0


         As of June 30, 1996, there were 492 stockholders of record.

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




ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA.

         Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 1996. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 1996, 1995, 1994, 1993, and 1992. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.


                                                                 YEAR ENDED JUNE 30,
                                                     ---------------------------------------------
                                                        1996    1995     1994      1993    1992
                                                        ----    ----     ----      ----    ----
                                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

Admiral income                                       $     0       0        0        0       0
Haven:
Interest income                                           -       -         -       -       -
Interest expense                                          -       -         -       -       -
                                                      -------  ------     ------  ------  -----
         Net interest income
         before provision
         for loan losses
         (expense)                                          0       0          0       0       0

Provision for loan losses                                 -       -          -       -       -
                                                       ------  ------     ------  ------  ------
         Net interest income
         (expense) after
         provision for
         loan losses                                        0       0          0       0       0

         Loss before extraordinary
         item and cumulative effect
         of change in accounting
         principle                                          0       0          0     (20)    (20)
Extraordinary item                                         -       -          -       -       -
Cumulative effect of change in
         accounting principle                              -       -          -       -       -
                                                       -------  ------    ------- ------- -------
                  Net earnings (loss)                $      0       0          0     (20)    (20)
                                                       =======  ======    ======= ======= =======

Earnings (loss) per share                            $   0.00    0.00       0.00   (0.00)  (0.00)


                                                                        YEAR ENDED JUNE 30,
                                                                        -------------------
                                                                1996    1995    1994   1993     1992
                                                                ----    ----    ----   ----     ----
                                                         (Dollars in thousands except per share data)


Net assets of Haven                                           $     -       -       -      -       -
Total assets                                                       0       0       0     20      20
Net liabilities of Haven                                            -       -       -      -       -
Total liabilities                                                 24      24      24     24      24
Total stockholders' equity (deficit)                             (24)    (24)    (24)   (24)     (4)
Book value (deficit) per common share                           (.00)   (.00)   (.00)  (.00)   (.00)
Number of offices of Admiral                                       1       1       1      1       1




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

         Admiral was formed in 1987 and had no operations until its acquisition of Haven on June 16, 1988. Admiral's only significant asset was its investment in Haven. Admiral has been inactive since 1990.

COMPARISON OF YEARS ENDED JUNE 30, 1996 AND 1995

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

         Admiral management intends to seek a new line of business. as yet unidentified. In connection therewith, Admiral's management believes that a restructuring of Admiral may be necessary in order to raise capital for new operations, and any such restructuring may have a substantial dilutive effect upon Admiral's existing shareholders. Admiral has no ongoing commitments or obligations other than with respect to its obligations related to the acquisition and subsequent confiscation of Haven.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules listed in Item 14 hereof and included in this report on Pages F-1 through F-11 are incorporated herein by reference.




ITEM 9.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.




                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth, as of June 30, 1996, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                                      OFFICER
                                                                       AND/OR
                                                                      DIRECTOR
     NAME                   AGE        POSITION                        SINCE
     ----                   ---        --------                        -----

Wm. Lee Popham               45        Chairman of the Board,          1987
                                       Chief Executive Officer
                                       and President

Linda E. Baker               57        Director, Vice President,       1987
                                       Secretary, and Treasurer

Charles E. Fancher, Jr.      46        Director                        1988

         Certain background information for each director is set forth below.

         WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He had also served as Chairman of the Board and President of Caesar Creek Holdings, Inc. (CCH), Miami, Florida (a financial acquisition company) since June 1985, and in various other officer and director positions with several subsidiaries and affiliates of CCH, until its liquidation in December 1989. He has also served as a Director and Secretary-Treasurer of Jeanne Baker, Inc., a real estate brokerage company located in Dade County, Florida, since 1973, and has been actively employed by that Company since 1990. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc., Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares are traded on the American Stock Exchange, from 1984 until 1991.

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

         CHARLES E. FANCHER, JR. has served as President and Chief Executive Officer of Fancher Management Group, Inc., Miami, Florida (a management consulting company), since April 1996. He previously served as President and Chief Operating Officer of General Development Utilities, Inc., Miami, Florida (a water, waste water, and liquid propane gas utility company) from June 1991 until March 1996, and Vice President of Atlantic Gulf Communities Corporation (f/k/a General Development Corporation), in Miami, Florida (a real estate development company) from January 1986 until March 1996. Mr. Fancher was also previously Senior Vice President of General Development Utilities, Inc., from January 1986 until June 1991. Prior thereto, he served as a Vice President of General Development Utilities, Inc. in the areas of finance and operations.



ITEM 11.          EXECUTIVE COMPENSATION

CASH COMPENSATION

         The following table sets forth certain information with respect to the Chief

Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 1996.

                                             ANNUAL COMPENSATION AWARDS
           NAME AND                          --------------------------
      PRINCIPAL POSITION             YEAR        SALARY        BONUS     OTHER
      ------------------             ----        ------        -----     -----

      Wm. Lee Popham                 1996       $  ---          ---       ---
      Chairman and President         1995          ---          ---       ---
      Chief Executive Officer        1994          ---          ---       ---


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



ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 1996 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

                                                    AMOUNT AND       PERCENT
                                                    NATURE OF          OF
           NAME AND ADDRESS OF                      BENEFICIAL       COMMON
           BENEFICIAL OWNER                         OWNERSHIP         STOCK
           -------------------                      ----------       -------

Wm. Lee Popham (l)                                  2,040,901        18.58%
825 Arthur Godfrey Road
Miami Beach, Florida 33140

Ti-Aun Plantations, N.V.                              889,007         8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)                                   668,651         6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

Linda E. Baker                                        150,120         1.37%
Suite 800
2665 South Bayshore Drive
Coconut Grove, Florida 33133

Charles E. Fancher, Jr.                                12,000            *
2844 Chucunantah Road
Coconut Grove, Florida 33133

All directors and
   executive officers as a group (3 persons)        2,203,021        20.05%
------
*  Less than one percent

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

                             ADMIRAL FINANCIAL CORP.

                                      INDEX

(a.)1. Admiral Financial Corp.:                                                                  PAGE

         Statement Regarding Sec. 210.3-11 of Regulation S-K                                     F-1

         Consolidated Balance Sheets as of June 30, 1996 and 1995                                F-2

         Consolidated Statement of Operations for the three years
                  ended June 30, 1996                                                            F-3

         Consolidated Statement of Stockholders' (Deficit) Equity
                  for the three years ended June 30, 1996                                        F-4

         Consolidated Statement of Cash Flows for the three years
                  ended June 30, 1996                                                            F-5

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

                                                ADMIRAL FINANCIAL CORP.



                                          By     /S/ WM. LEE POPHAM
                                                -----------------------------
                                                Wm. Lee Popham, President and
Date: September 27, 1996                           Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                              TITLE                         DATE
         ---------                              -----                         ----


/S/ WM. LEE POPHAM                     Chairman of the Board           September 27, 1996
----------------------------           Of Directors, Chief
Wm. Lee Popham                         Executive Officer, and
Chairman and President                 President
Principal Executive Officer



/S/ LINDA E. BAKER                     Director, Vice President,       September 27, 1996
----------------------------           Secretary and Treasurer
Linda E. Baker
Principal Financial Officer



/S/ CHARLES E. FANCHER, JR.            Director                        September 27, 1996
----------------------------
Charles E. Fancher, Jr.


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



                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                           ASSETS                               JUNE 30, 1996            JUNE 30, 1995
                                                              ---------------           --------------
                                                                 (UNAUDITED)               (UNAUDITED)

Cash                                                          $             0           $            0
Prepaid expenses and other assets                                           0                        0
Net assets of Haven Federal Savings and
        Loan Association (note 2)                                           0                        0
                                                              ---------------           --------------
                  Total assets                                $             0           $            0
                                                              ===============           ==============




LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities                        $        23,890           $      23,890
Net liabilities of Haven Federal Savings
         and Loan Association (note 2)                                      0                       0
                                                              ---------------           -------------
                  Total liabilities                                    23,890                  23,890

Preferred stock, $.01 par value.  Authorized
         6,000,000 shares, none outstanding

Common stock, $.001 par value,
         50,000,000 shares authorized
         10,987,000 shares issued                                      10,987                  10,987
         Treasury stock, 1,954 and 1,954 shares, at cost                    0                       0
Additional paid-in capital                                            680,710                 680,710
Deficit                                                              (715,587)               (715,587)
                                                               --------------           -------------
         Total stockholders' (deficit) equity                         (23,890)                (23,890)
                                                               --------------           -------------
         Total liabilities and stockholders'
                  (deficit) equity                             $            0           $           0
                                                               ==============           =============



          See accompanying notes to consolidated financial statements.



                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                             YEARS ENDED JUNE 30,
                                                                       ---------------------------------------
                                                                1996                1995               1994
                                                                ----                ----               ----

REVENUES:

Interest Income                                                       0         $       0          $      0
Other income                                                         -                -                   -
                                                               --------         ---------          ---------
         Total income                                                 0                 0                  0

EXPENSES:

Employee Compensation                                               -                -                    -
Other Expense                                                         0                 0                  0
                                                               --------         ---------          ---------
                  Total expense                                       0                 0                  0


Loss from discontinued operation (note 2)                             0                 0                  0
                                                               --------         ---------          ---------

Net loss                                                      $       0         $       0          $       0
                                                              =========         =========          =========

Loss per share                                                $    0.00         $    0.00          $    0.00
                                                              =========         =========          =========

Dividend  per share                                                  -                -                   -
                                                               ========         ========          =========

Weighted average number
of shares outstanding                                        10,985,046       10,985,046         10,985,046
                                                             ==========       ==========         ==========


                  See accompanying notes to consolidated financial statements


                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY


                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                (DEFICIT) EQUITY

                        FOR THE YEARS ENDED JUNE 30, 1996



                                                  COMMON STOCK                    ADDITIONAL         RETAINED
                                             ISSUED AND OUTSTANDING                PAID-IN           EARNINGS
                                             SHARES          AMOUNT                CAPITAL           (DEFICIT)
                                             ------          ------              ----------          ---------

Balance at June 30, 1988                    10,985,046      $  10,987            $ 680,710         $         -

   Net loss for the year                                           -                    -          (13,813,316)
                                            ----------      ---------           ----------         ------------

Balance at June 30, 1989                    10,985,046         10,987              680,710         (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities                                      -                    -           13,238,189

   Net loss for the year                                           -                    -              (79,030)
                                            ----------      ---------           ----------         ------------

Balance at June 30, 1990                    10,985,046      $  10,987            $ 680,710        $   (654,157)

   Net loss for the year                                                                               (21,043)
                                            ----------      ---------           ----------         ------------

Balance at June 30, 1991                    10,985,046      $  10,987            $ 680,710        $   (675,200)

    Net loss for the year                                                                              (20,194)
                                            ----------      ---------           ----------         ------------

Balance at June 30, 1992                    10,985,046      $  10,987            $ 680,710        $   (695,394)

    Net loss for the year                                                                              (20,193)
                                            ----------      ---------           ----------         ------------

Balance at June 30,
          1993, 1994, 1995 and 1996         10,985,046      $  10,987            $ 680,710        $   (715,587)
                                            ==========      =========           ==========         ============

          See accompanying notes to consolidated financial statements.



                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              YEAR ENDED JUNE 30
                                                                        ----------------------------
                                                               1996                1995              1994
                                                               ----                ----              ----

Cash flows from operating activities:

Net loss                                                    $       0            $       0         $      0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
 Haven Federal after retroactive disallowance
 of agreed supervisory goodwill and regulatory capital
Decrease in prepaid expenses and other assets
Decrease (increase) in net assets of
   Haven Federal
(Decrease) in accrued expenses and other liabilities
(Decrease) Increase in net liabilities of
   Haven Federal
Amortization of organization expenses                               0                    0                0
                                                            ---------            ---------         --------

Net cash provided (used) by operating activities                    0                    0                0

Cash and cash equivalents, beginning of year                        0                    0                0
                                                            ---------            ---------         --------

Cash and cash equivalents, end of year                      $       0            $       0         $      0
                                                            =========            =========         ========


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



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         (a)      BASIS OF PRESENTATION

         The accompanying balance sheets as of June 30, 1996 and 1995, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. Due to Haven's status as a discontinued operation, as discussed in note 1, the Association's net assets, net liabilities, and net losses from operations have been presented in the aggregate. The consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years prior to 1990 included the accounts of Admiral and the Association. All significant intercompany transactions have been eliminated in consolidation.


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


(4)      INCOME TAXES

         At June 30, 1996 and 1995, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,426,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,074,000, respectively, for state income tax purposes to offset future taxable income.

         These carryforwards were scheduled to expire in future years as follows:

                                            YEAR ENDING
                                              JUNE 30,                    FEDERAL                  STATE
                                            -----------                  ---------                -------
                                            1990                     $  2,348,000              $  2,304,000
                                            1991                        2,984,000                 2,941,000
                                            1992                        5,360,000                 5,230,000
                                            2001                        1,549,000                 1,537,000
                                            2002                        1,288,000                 1,288,000
                                            2004                        7,468,000                 7,128,000
                                                                     -------------            --------------
         Net operating loss
            carryforwards, June 30, 1989:                              20,997,000                20,428,000
            Less: 1990 Expirations                                     (2,348,000)               (2,304,000)
                                            2005                           79,000                    79,000
                                                                     -------------            --------------
         Net operating loss
            carryforwards, June 30, 1990:                              18,728,000                18,203,000
            Less: 1991 Expirations                                     (2,984,000)               (2,941,000)
                                            2006                           21,000                    21,000
                                                                     -------------             -------------
         Net operating loss
            carryforwards, June 30, 1991                               15,765,000                15,283,000
            Less: 1992 Expirations                                     (5,360,000)               (5,230,000)
                                            2007                           21,000                    21,000
                                                                     -------------              ------------
         Net operating loss
            carryforwards, June 30, 1992                             $ 10,426,000               $10,074,000
                                            2008                           21,000                    21,000
                                                                     -------------              ------------
         Net operating loss
            carryforwards, June 30, 1993, 1994
            1995 and 1996                                             $10,447,000               $10,095,000
                                                                     =============              ============


         The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 1995, 1994, 1993, 1992, 1991 and 1990.
         While the confiscation of the assets and liabilities of Haven may have resulted in a taxable event, management believes that any taxable income resulting from such confiscation of assets and liabilities should not exceed the available net operating loss carryforwards.

         The net operating loss carryforwards expiring through 2002 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 1996 and 1995, such purchased loss carryforwards remaining amounted to approximately $2,837,000 and $2,837,000, respectively.


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

         This action was stayed by order of the Court dated September 3, 1993, pending the en banc decision on rehearing of the Court of Appeal for the Federal Circuit in WINSTAR CORP., ET AL V. UNITED STATES, a pending action which Admiral management believes to contain a similar fact pattern.

         On August 30, 1995, the United States Court of Appeals for the Federal Circuit, in an EN BANC decision, affirmed the summary judgment decisions by the Court of Federal Claims on the liability portion of the breach of contract claims against the United States in WINSTAR, and in two other similar cases (STATESMAN and GLENDALE) which had been consolidated for purposes of the appeal. In its WINSTAR decisions, the Court of Federal Claims found that an implied-in-fact contract existed between the government and Winstar, and that the government breached this contract when Congress enacted FIRREA. In STATESMAN and GLENDALE, that Court found that the Plaintiffs had express contracts with the government which were breached by the enactment of FIRREA.

         The federal government appealed the WINSTAR decisions to the United States Supreme Court. On November 14, 1995, Admiral's action (and all other similar actions) was stayed by order of the

         Court, pending the outcome of that appeal.

         On July 1, 1996, the United States Supreme Court concluded in WINSTAR that the United States is liable for damages for breach of contract, affirmed the summary judgment decisions in Winstar, and remanded the cases to the Court of Federal Claims for further hearings on the calculation of damages. The majority of the Court found "no reason to question the Federal Circuit's conclusion that the Government had express contractual obligations to permit respondents to use goodwill and capital credits in computing their regulatory capital reserves. When the law as to capital requirements changed, the Government was unable to perform its promises and became liable for breach under ordinary contact principles."

         Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. While the Supreme Court's ruling in U.S. v. Winstar Corp., et al., serves to support Admiral's legal claims in its pending lawsuit against the federal government, it is not possible at this time to predict what effect the Supreme Court's ruling, and the subsequent rulings of a lower court concerning damages, will have on the outcome of Admiral's lawsuit. Notwithstanding the Supreme Court's ruling, there can be no assurance that Admiral will be able to recover any funds arising out of its claim and, it any recovery is made, the amount of such recovery.

         Admiral is not a party to any other legal proceedings.