Form 10-Q
period 1996-09-30
ADMIRAL FINANCIAL CORP
filed 1996-11-25
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Three Months Ended September 30, 1996

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

            Yes   X                                     No___

                          Common Stock $.001 Par Value
              Outstanding Shares at September 30, 1996: 10,985,046

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

                             ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                  ASSETS                    SEPTEMBER 30, 1996   JUNE 30, 1996
                                               (Unaudited)        (Unaudited)

Cash                                          $         0          $        0
Prepaid expenses and other assets                       0                   0
Net assets of Haven Federal Savings and
   Loan Association (notes 1 and 2)                     0                   0
                                               ----------           ---------
                  Total assets                $                    $        0
                                               ==========          ==========


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accrued expenses and other liabilities           $ 23,890        $     23,890
Net liabilities of Haven Federal Savings
  and Loan Association (notes 1 and 2)                  0                   0
                                                 --------        ------------
                  Total liabilities                23,890              23,890


Preferred stock, $.01 par value, Authorized
  6,000,000 shares, none outstanding

Common stock, $.001 par value,
  50,000,000 shares authorized,

  10,987,000 shares issued                         10,987              10,987
  Treasury stock, 1,954 and 1,954 shares,        0                          0
  at cost
Additional paid-in capital                        680,710             680,710
Deficit                                          (715,587)           (715,587)
                                                 --------            --------
         Total stockholders' (deficit) equity     (23,890)            (23,890)
                                                 --------            --------
         Total liabilities and stockholders'
                  (deficit) equity               $      0            $      0
                                                 ========            ========


          See accompanying notes to consolidated financial statements.

                                                 PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                            Three Months Ended Sept 30
                                            ----------------------------
                                               1996              1995
                                            ----------        ----------

Interest Income                                      0                 0
Other income                                         0                 0
                                            ----------        ----------
         Total income                                0                 0

Expense
         Employee Compensation                       0                 0
         Other                                       0                 0
                                            ----------        ----------

         Total expense                               0                 0

         Loss from discontinued
                  operation (note 2)                 0                 0
                                            ----------        ----------
Net loss                                     $       0                 0
                                            ==========        ==========
Loss per share                               $    0.00         $    0.00
                                            ==========        ==========

Dividend per share                              ---              ---
                                            ==========        ==========

Weighted average number
   of shares outstanding                    10,985,046        10,985,046
                                            ==========        ==========


           See accompanying notes to consolidated financial statements

                                                 PART I - FINANCIAL INFORMATION

                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Three Months Ended Sept 30
                                                           --------------------------
                                                            1996            1995
                                                           -------         -------

Cash flows from operating activities:

Net loss                                                   $     0         $     0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital          0              0
Decrease in prepaid expenses and other assets                     0              0
Decrease (increase) in net assets of
   Haven Federal                                                  0              0
(Decrease) in accrued expenses and other liabilities              0              0
(Decrease) Increase in net liabilities of
   Haven Federal                                                  0              0
Amortization of organization expenses                             0              0
                                                             ------        -------

Net cash provided (used) by operating activities                  0              0

Cash and cash equivalents, beginning of year                      0              0
                                                             ------        -------

Cash and cash equivalents, end of quarter                    $    0        $     0
                                                             ======        =======

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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 1996 and 1995.

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

         The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was introduced on February 5, 1989, and enacted into law on August 9, 1989. FIRREA imposed more stringent capital requirements upon savings institutions than those previously in effect. Haven did not meet these new capital requirements. Because of certain provisions of FIRREA relating primarily to the disallowance of supervisory goodwill and certain other intangible assets in the calculation of required net capital, management estimates that Admiral would have been required under the Agreement to infuse additional capital of approximately $18 million by December 7, 1989. Admiral did not infuse any additional capital, and the net assets of Haven were confiscated by the federal authorities on March 2, 1990.

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

         On July 1, 1996, the United States Supreme Court concluded in WINSTAR that the United States is liable for damages for breach of contract, affirmed the summary judgment decisions in Winstar, and remanded the cases to the Court of Federal Claims for further hearings on the calculation of damages. The majority of the Court found "no reason to question the Federal Circuit's conclusion that the Government had express contractual obligations to permit respondents to use goodwill and capital credits in computing their regulatory capital reserves. When the law as to capital requirements changed, the Government was unable to perform its promises and became liable for breach under ordinary contract principles."

         Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. While the Supreme Court's ruling in U.S. v. Winstar Corp., et al., serves to support Admiral's legal claims in its pending lawsuit against the federal government, it is not possible at this time to predict what effect the Supreme Court's ruling, and the subsequent rulings of a lower court concerning damages, will have on the outcome of Admiral's lawsuit. Notwithstanding the Supreme Court's ruling, there can be no assurance that Admiral will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30. 1996 AND 1995

Admiral was inactive, and recorded no income or expenses during the three months ended September 30, 1996 and 1995, respectively.

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

                                         ADMIRAL FINANCIAL CORP. (Registrant)

Date:    November 15, 1996         By:   /s/ WM. LEE POPHAM
                                         ---------------------------------------
                                         Wm. Lee Popham, President

Date:    November 15, 1996         By:   /s/ LINDA E. BAKER
                                         ---------------------------------------
                                         Linda E. Baker, Principal Financial
                                         and Accounting Officer