Form 10-Q
period 1996-12-31
ADMIRAL FINANCIAL CORP
filed 1997-02-27
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the Six Months Ended December 31, 1996

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

          Yes   X                                      No






                           Common Stock $.001 Par Value
               Outstanding Shares at December 31, 1996: 10,985,046

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


                            ADMIRAL FINANCIAL CORP.
                               AND SUBSIDIARY

                          Consolidated Balance Sheets


Assets                                                 December 31, 1996         June 30, 1996
                                                          (Unaudited)             (Unaudited)

Cash                                                   $        0                $        0
Prepaid expenses and other assets                               0                         0
Net assets of Haven Federal Savings and
     Loan Association (notes 1 and 2)                           0                         0
                                                       ----------                ----------
          Total assets                                 $        0                $        0
                                                       ==========                ==========





Liabilities and Stockholders'(Deficit) Equity

Accrued expenses and other liabilities                 $   23,890                $    23,890
Net liabilities of Haven Federal Savings
     and Loan Association (notes 1 and 2)                       0                          0
                                                       ----------                -----------
          Total liabilities                                23,890                     23,890


Preferred stock, $.01 par value, Authorized
     6,000,000 shares, none outstanding

Common stock, $.001 par value,
     50,000,000 shares authorized,
     10,987,000 shares issued                              10,987                     10,987
     Treasury stock, 1,954 and 1,954 shares, at cost            0                          0
Additional paid-in capital                                680,710                    680,710
Deficit                                                  (715,587)                  (715,587)
                                                       ----------                -----------
     Total stockholders' (deficit) equity                 (23,890)                   (23,890)
                                                       ----------                -----------
     Total liabilities and stockholders'
          (deficit) equity                             $        0                $         0
                                                       ==========                ===========



See accompanying notes to consolidated financial statements.

                                               PART I - FINANCIAL INFORMATION


                        ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                         Consolidated Statements of Operations
                                  (Unaudited)





                              Three Months Ended Dec 31              Six Months Ended Dec 31
                              1996              1995                 1996          1995
Interest Income                  0                 0                    0             0
Other income                     0                 0                    0             0
                              ---------         ---------            --------      --------
     Total income                0                 0                    0             0

Expense
     Employee Compensation       0                 0                    0             0
     Other                       0                 0                    0             0
                              ---------         ---------            ---------     ---------

     Total expense               0                 0                    0              0

     Loss from discontinued
          operation (note 2)     0                 0                    0              0
                             ----------         ----------           ---------     ---------
Net loss                    $    0                 0                    0              0
                             ==========         ==========           =========     =========

Loss per share              $   0.00           $    0.00             $  0.00       $   0.00
                             =========          ==========           =========     =========

Dividend per share              ---                 ---                 ---            ---
                             =========          ==========           =========     =========

Weighted average number
   of shares outstanding    10,985,046          10,985,046           10,985,046    10,985,046
                            ==========          ==========           ==========    ==========




            See accompanying notes to consolidated financial statements

                                               PART I - FINANCIAL INFORMATION


                      ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                       Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                           Six Months Ended December 31
                                                             1996            1995
Cash flows from operating activities:

Net loss                                                     $    0          $    0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital          0               0
Decrease in prepaid expenses and other assets                     0               0
Decrease (increase) in net assets of
   Haven Federal                                                  0               0
(Decrease) in accrued expenses and other liabilities              0               0
(Decrease) Increase in net liabilities of
   Haven Federal                                                  0               0
Amortization of organization expenses                             0               0
                                                             ---------        ---------

Net cash provided (used) by operating activities                  0               0

Cash and cash equivalents, beginning of year                      0               0
                                                             ---------         --------

Cash and cash equivalents, end of quarter                    $    0            $  0
                                                             =========         ========



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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 1996 and 1995.

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

     Admiral and Haven applied for relief from the requirements of the Resolution and the Agreement. Haven also applied for regulatory relief from sanctions imposed by FIRREA for failing to meet the minimum regulatory capital requirements. Furthermore, Admiral and Haven also applied for federal assistance payments under a FIRREA provision for assistance which management believed was directly applicable to Admiral/Haven's financial situation. Admiral received no notice of any hearings prior to the confiscation of Haven on March 2, 1990.

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


                                   ADMIRAL FINANCIAL CORP. (Registrant)




Date:     January 17, 1997         By:     /s/ Wm. Lee Popham
                                   ----------------------------------------
                                   Wm. Lee Popham, President


Date:     January 17, 1997         By:     /s/ Linda E. Baker
                                   ----------------------------------------
                                   Linda E. Baker, Principal Financial
                                   and Accounting Officer