Form 10-Q
period 1997-03-31
ADMIRAL FINANCIAL CORP
filed 1997-05-06
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                 For the Nine Months Ended March 31, 1997

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

               Yes   X                                No


                     Common Stock $.001 Par Value
             Outstanding Shares at March 31, 1997: 10,985,046

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


                          ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                        Consolidated Balance Sheets


                                              March 31, 1997     June 30, 1996
                                               (Unaudited)         (Unaudited)
           Assets

Cash                                           $       0          $      0
Prepaid expenses and other assets                      0                 0
Net assets of Haven Federal Savings and
     Loan Association (notes 1 and 2)                  0                 0
                                                --------          --------

          Total assets                         $       0          $      0

Liabilities and Stockholders'
 (Deficit) Equity

Accrued expenses and other liabilities         $ 23,890           $ 23,890
Net liabilities of Haven Federal Savings
     and Loan Association (notes 1 and 2)             0                  0
                                               --------           --------
          Total liabilities                      23,890             23,890


Preferred stock, $.01 par value,
  Authorized 6,000,000 shares, none
  outstanding Common stock, $.001 par
  value, 50,000,000 shares authorized,
  10,987,000 shares issued                       10,987            10,987
  Treasury stock, 1,954 and 1,954
  shares, at cost                                     0                 0
Additional paid-in capital                      680,710           680,710
Deficit                                        (715,587)         (715,587)
                                              ---------          ---------
Total stockholders' (deficit)equity             (23,890)          (23,890)
                                              ---------          ---------
     Total liabilities and stockholders'
          (deficit) equity                    $       0          $       0




       See accompanying notes to consolidated financial statements.

                                                PART I - FINANCIAL INFORMATION


                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Operations
                                (Unaudited)



                               Three Months               Nine Months
                               Ended Mar 31               Ended Mar 31
                          1997              1996      1997            1996
Interest Income               0                 0         0               0
Other income                  0                 0         0               0
                         -------            ------    ------         -------
     Total income             0                 0         0               0

Expense
 Employee Compensation        0                 0         0               0
 Other                        0                 0         0               0
                         -------            ------    ------         -------

     Total expense            0                 0         0               0

Loss from discontinued
operation (note 2)            0                 0         0               0
                         -------          -------   -------          -------
Net loss                 $    0                 0         0               0


Loss per share           $   0.00        $   0.00    $ 0.00          $  0.00

Dividend per share           --              --         --              --

Weighted average number
 of shares outstanding   10,985,046    10,985,046  10,985,046    10,985,046




        See accompanying notes to consolidated financial statements

                       PART I - FINANCIAL INFORMATION


                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                                         Nine Months Ended March 31
                                                         --------------------------

                                                         1997                1996
                                                        -------            -------
Cash flows from operating activities:

Net loss                                                $      0           $      0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory
   capital                                                     0                  0
Decrease in prepaid expenses and other assets                  0                  0
Decrease (increase) in net assets of
   Haven Federal                                               0                  0
(Decrease) in accrued expenses and other liabilities           0                  0
(Decrease) Increase in net liabilities of
   Haven Federal                                               0                  0
Amortization of organization expenses                          0                  0
                                                        ---------         ---------

Net cash provided (used) by operating activities               0                  0

Cash and cash equivalents, beginning of year                   0                  0
                                                        ---------         ---------

Cash and cash equivalents, end of quarter               $      0          $       0





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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 1997 and 1996.

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

     Admiral and Haven applied for relief from the requirements of the Resolution and the Agreement. Haven has also applied for regulatory relief from sanctions imposed by FIRREA for failing to meet the minimum regulatory capital requirements. Furthermore, Admiral and Haven have also applied for federal assistance payments under a FIRREA provision for assistanc e which management believes is directly applicable to Admiral/Haven's current situation. Admiral received no notice of any hearings prior to the confiscation of Haven on March 2, 1990.


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


Comparison of Three Months Ended March 31. 1997 and 1996

     Admiral was inactive, and recorded no revenues or expenses during the period.


Comparison of Nine Months Ended March 31. 1997 and 1996

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


                                       ADMIRAL FINANCIAL CORP.
                                       (Registrant)




Date:     May 6, 1997                   By:  /s/ Wm. Lee Popham
                                        Wm. Lee Popham,President


Date:     May 6, 1997                   By:  /s/ Linda E. Baker
                                        Linda E. Baker,
                                        Principal Financial
                                        and Accounting Officer