Form 10-K
period 1997-06-30
ADMIRAL FINANCIAL CORP
filed 1997-09-29
CIK 828530

FORM 10-K


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended June 30, 1997


                                    OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


       For the transition period from            to


                  Commission File Number 0-17214



                       ADMIRAL FINANCIAL CORP.
       (Exact name of registrant as specified in its charter)


            FLORIDA                              59-2806414
     (State of incorporation)                (I.R.S. Employer
                                             Identification No.)
     825 Arthur Godfrey Road
      Miami Beach, Florida                             33140
(Address of principal executive office)               (Zip Code)


Registrant's telephone number, including area code:  305-861-7998


     Securities registered pursuant to Section 12(b) of the Act:


                                None


     Securities registered pursuant to Section 12(g) of the Act:


               Common Stock, par value $.001 per share
                          (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K _____.


     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 26, 1997 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was $4,391,012.


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


                                     PART I


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

Admiral was required to record the supervisory acquisition transaction utilizing the "purchase" method of accounting, resulting in the recognition of Supervisory Goodwill of approximately $20 million.

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

     Admiral acquired Haven solely with private equity capital. There were no federal assistance payments, capital assistance notes, or any other form of federal payments (which had been made available to other purchasers of insolvent thrifts), involved in the acquisition Agreement negotiations. The only elements of the Agreement that Admiral specifically bargained for was the allowance of Supervisory Goodwill, with its twenty-five year amortization period, to compensate Admiral for its recapitalization of an insolvent thrift with a $15 million negative net worth on the supervisory acquisition date.

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

     The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was introduced on February 5, 1989, and enacted into law on August 9,1989. FIRREA imposed, by no later than December 7, 1989, more stringent capital requirements upon savings institutions than those previously in effect. These capital requirements were applied to Haven on a retroactive basis. Haven did not meet these new capital requirements on the date of enactment, or on the earlier date of Haven's acquisition by Admiral. Because of certain provisions of FIRREA relating primarily to the disallowance of supervisory goodwill and certain other intangible assets in the calculation of required net capital, management estimates that Admiral would have been required under the Agreement to infuse additional capital of approximately $18 million by December 7, 1989. Had FIRREA been in effect on the date of Haven's acquisition by Admiral, Haven would have fallen short of the capital requirements by approximately $14 million, after taking into account Admiral's contribution of $11 million of new regulatory capital. Admiral did not infuse any additional capital, and the net assets of Haven were confiscated by the federal authorities on March 2, 1990.

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

     As of March 31, 1989, Haven's regulatory capital fell approximately $580,000 below its minimum regulatory capital requirement, as the direct result of a $4.3 million real estate loss recorded on March 31, 1989. As of June 30, 1989, Haven's regulatory capital was approximately $2.3 million below the minimum regulatory requirement. This regulatory capital deficiency was a result of the Association's substantial operating losses incurred as a result of the directive from FHLBB supervisory personnel to "shrink" the assets and deposits of Haven, and the sale of certain parcels of contributed real estate, under circumstances that could only be described as a "fire sale," at amounts which approximated predecessor cost, rather than at the substantially higher appraised values (which had previously been reviewed and approved by the appropriate regulatory authorities). In addition, due to Haven's inability to continue operations without a significant capital infusion or other source of recapitalization, the value of the Association's excess cost over net assets acquired (Goodwill) was considered permanently impaired and, accordingly, the entire balance was written off at June 30, 1989.

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

     Due to the regulatory capital requirements imposed by FIRREA, even if Admiral were able to infuse the approximate $2.3 million June 30, 1989 regulatory capital deficiency and cure the default, the cure would have only been temporary. Because of certain provisions of FIRREA relating primarily to the treatment of intangible assets, management estimates that Admiral would have been required to infuse additional capital of approximately $18 million by the December 7, 1989 date specified by the new law. Had the FIRREA requirements been effective and fully phased in at the time of the acquisition, Haven would have had a tangible capital deficiency of approximately $14 million as of the acquisition date; and to meet the capital requirements, Admiral would have had to fund approximately $14 million, in addition to the assets which were contributed with an appraised equity value of approximately $11 million for regulatory capital purposes.

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

     On August 30, 1995, the United States Court of Appeals for the Federal Circuit, in an en banc decision, affirmed the summary judgment decisions by the Court of Federal Claims on the liability portion of the breach of contract claims against the United States in Winstar, and in two other similar cases (Statesman and Glendale) which had been consolidated for purposes of the appeal. In its Winstardecisions, the Court of Federal Claims found that an implied-in-fact contract existed between the government and Winstar, and that the government breached this contract when Congress enacted FIRREA. In Statesman and Glendale, that Court found that the Plaintiffs had express contracts with the government which were breached by the enactment of FIRREA.

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

     Since September 30, 1989, Admiral's shares have been listed in the "over-the-counter" market on the OTC Bulletin Board. There was no firm making a market in Admiral's stock until June 27, 1997, at which time active trading resumed.

     The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.

                                     Ask               Bid
                                 High     Low      High      Low

     1996:
          First Quarter            0      0          0        0
          Second Quarter           0      0          0        0
          Third Quarter            0      0          0        0
          Fourth Quarter           0      0          0        0

     1997:
          First Quarter            0      0          0        0
          Second Quarter           0      0          0        0
          Third Quarter            0      0          0        0
          Fourth Quarter          5/8     0         3/8       0


     As of June 30, 1997, there were 498 stockholders of record.

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



ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

     Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 1997. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 1997, 1996, 1995, 1994, and 1993. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.


                                          Year ended June 30,


                                 1997    1996      1995        1994    1993
                                (Dollars in thousands except per share data)

Admiral income                $     0      0         0           0       0
Haven:
Interest income                     -      -         -           -       -
Interest expense                    -      -         -           -       -
     Net interest income
     before provision
     for loan losses
     (expense)                      0      0         0           0       0

Provision for loan losses           -      -         -           -       -
     Net interest income
     (expense) after
     provision for
     loan losses                    0      0         0           0       0


     Loss before extraordinary
     item and cumulative effect
     of change in accounting
     principle                      0      0        0          0       (20)
Extraordinary item                  -      -        -          -
-
Cumulative effect of change in
     accounting principle           -      -        -          -         -

          Net earnings (loss)   $   0      0        0          0       (20)
                                =======  ======  =======   =======  =======

Earnings (loss) per share       $  0.00    0.00     0.00      0.00   (0.00)



                                         Year ended June 30,
                                1997       1996      1995     1994    1993
                               (Dollars in thousands except per share data)


Net assets of Haven             $    -       -         -        -       -
Total assets                          0       0         0        0      20
Net liabilities of Haven             -       -         -        -       -
Total liabilities                    24      24        24       24      24
Total stockholders' equity
  (deficit)                         (24)    (24)      (24)      (4)     (4)
Book value (deficit) per
  common share                     (.00)   (.00)     (.00)    (.00)   (.00)
Number of offices of Admiral          1       1         1        1       1




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     Admiral was formed in 1987 and had no operations until its acquisition of Haven on June 16, 1988. Admiral's only significant asset was its investment in Haven. Admiral has been inactive since 1990.

Comparison of Years Ended June 30, 1997 and 1996

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



ITEM 9.   CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.



                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth, as of June 30, 1997, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.


                                                             Officer
                                                             And/or
                                                             Director
Name                      Age     Position                   Since

Wm. Lee Popham            46      Chairman of the Board,     1987                              Chief Executive Officer
                                  and President

Linda E. Baker            58      Director, Vice President,  1987
                                  Secretary, and Treasurer


Charles E. Fancher, Jr.   47      Director                   1988


     Certain background information for each director is set forth below.


     WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He has also been an independent corporate planning and acquisition consultant since 1996, as well as a Senior Sales Associate with the Prudential Florida Realty, Miami, Florida, since 1997. He had also served as Chairman of the Board and President of Caesar Creek Holdings, Inc. (CCH), Miami, Florida (a financial acquisition company) since June 1985, and in various other officer and director positions with several subsidiaries and affiliates of CCH, until its liquidation in December 1989. He has also served as a Director and Secretary-Treasurer of Jeanne Baker, Inc., a real estate brokerage company located in Dade County, Florida, since 1973, and was actively employed by that Company from 1990 until its sale in 1996. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc., Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares are traded on the American Stock Exchange, from 1984 until 1991.

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

     CHARLES E. FANCHER, JR. has served as President and Chief Operating Officer of Fancher Management Group, Inc., Miami, Florida (a water, waste water, and liquid propane gas utility consulting company), since April 1996. He previously served as President and Chief Operating Officer of General Development Utilities, Inc., Miami, Florida (a water, waste water, and liquid propane gas utility company) from June 1991 until March 1996, and Vice President of Atlantic Gulf Communities Corporation (f/k/a General Development Corporation), in Miami, Florida (a real estate development company) from January 1986 until March 1996. Mr. Fancher was also previously Senior Vice President of General Development Utilities, Inc., from January 1986 until June 1991. Prior thereto, he served as a Vice President of General Development Utilities, Inc. in the areas of finance and operations.

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

     The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 1997.

     Name and                  Annual Compensation Awards
Principal Position         Year      Salary     Bonus    Other

Wm. Lee Popham             1997      $  ---     ---      ---
Chairman and President     1996         ---     ---      ---
Chief Executive Officer    1995         ---     ---      ---



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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 1997 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

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

     Linda E. Baker, a director, officer and stockholder of Admiral was also an officer, director and stockholder of CCH prior to its liquidation, as describ ed above. She is not related to Jeanne M. Baker.

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


                       ADMIRAL FINANCIAL CORP.


                                INDEX


(a.)1. Admiral Financial Corp.:                      Page


     Statement Regarding Sec. 210.3-11 of
     Regulation S-K                                     F-1

     Consolidated Balance Sheets as of June 30,
     1997 and 1996                                      F-2

     Consolidated Statement of Operations for the
     three years ended June 30, 1997                    F-3

     Consolidated Statement of Stockholders'
     (Deficit) Equity for the three years ended
     June 30, 1997                                      F-4

     Consolidated Statement of Cash Flows for the
     three years ended June 30, 1997                    F-5

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

     (9)  Not applicable.

     (10) Admiral hereby incorporates by reference the sections entitled
          "Appendix A - Agreement and Plan of orgnization, as amended, dated
          October 26, 1987, and related Agreement and Plan of Merger, as amended" and "Contributed Property Exchange Offer" contained in Haven's Prospectus/Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with Haven's special meeting held on June 3, 1988.

     (11) Not applicable.

     (12) Not applicable.

     (13) Not applicable.

     (16) Not applicable.


     (18) Not applicable.

     (21) Admiral's sole subsidiary has been Haven Federal Savings and Loan
          Association. The assets and liabilities of Haven were confiscated by the federal government on March 2, 1990.

     (22) Not applicable.

     (23) Not applicable.

     (24) Not applicable.

     (27) Financial Data Schedule attached.

     (28) Not applicable.

     (99) Not applicable.



(b.) On June 27, 1997, Admiral filed a reports on Form 8-K with respect to the resumption of trading of the Admiral common stock on the OTC
     Bulletin Board, and a copy of the press release relating thereto.


(c.) The exhibits required by Item 601 of Regulation S-K are included in
     (a)(3) above.

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ADMIRAL FINANCIAL CORP.




                                      By:/s/ Wm. Lee Popham
                                         Wm. Lee Popham, President
                                         and Chief Executive
Date: September 29, 1997                 Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                     Title                      Date



/s/ Wm. Lee Popham            Chairman of the Board      09/29/97
Wm. Lee Popham                Of Directors, Chief
Chairman and President        Executive Officer, and
Principal Executive Officer   President


/s/ Linda E. Bake             Director, Vice President,  09/29/97  Linda E.
Baker                         Secretary And Treasurer
Principal Financial Officer



/s/ Charles E. Fancher, Jr.   Director                   09/29/97
Charles E. Fancher, Jr.


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




               Assets                        June 30, 1997   June 30, 1996
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


Liabilities and Stockholders' (Deficit)Equity

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

Preferred stock, $.01 par value.  Authorized
     6,000,000 shares, none outstanding


Common stock, $.001 par value,
     50,000,000 shares authorized
     10,987,000 shares issued                    10,987          10,987
     Treasury stock, 1,954 and 1,954
       shares, at cost                                0               0
Additional paid-in capital                      680,710         680,710
Deficit                                        (715,587)       (715,587)
                                             ----------       ---------
     Total stockholders'
       (deficit) equity                         (23,890)        (23,890)
                                             ----------       ---------
     Total liabilities and stockholders'
          (deficit) equity                   $        0       $       0
                                             ==========       =========


    See accompanying notes to consolidated financial statements.
                            ADMIRAL FINANCIAL CORP.
                           AND SUBSIDIARY

                Consolidated Statements of Operations
                             (Unaudited)

<CAPTION)
                                       Years Ended June 30,
                               1997          1996         1995

REVENUES:


Interest Income                $        0    $        0   $        0
Other income                         --            --         --
                               ----------    ----------   ----------
     Total income                       0             0            0

EXPENSES:

Employee Compensation                --            --         --
Other Expense                           0             0            0

                               ----------    ----------
----------
          Total expense                 0             0            0


Loss from discontinued
  operation (note 2)                    0             0            0
                               ----------    ----------   ----------


Net loss                       $        0    $        0   $        0
                               ==========    ==========   ==========

Loss per share                 $     0.00    $     0.00   $     0.00
                               ==========    ==========   ==========

Dividend  per share                 --            --           --
                               ==========    ==========   ==========

Weighted  average number
of shares outstanding          10,985,046    10,985,046   10,985,046
                               ==========    ==========   ==========

          See accompanying notes to consolidated financial statements

                       ADMIRAL FINANCIAL CORP.
                           AND SUBSIDIARY



               Consolidated Statement of Stockholders'
                          (Deficit) Equity


                  For the years ended June 30, 1997


                                Common Stock         Addt'l      Retained
                          Issued and Outstanding     Paid-In     Earnings
                            Shares       Amount      Capital     (Deficit)

Balance at June 30, 1988    10,985,046   $  10,987   $ 680,710   $     -

   Net loss for the year                         -           -    (13,813,316)

Balance at June 30, 1989    10,985,046      10,987     680,710    (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities                    -           -     13,238,189

   Net loss for the year                         -           -        (79,030)
                            ----------   ---------   ---------     ----------

Balance at June 30, 1990    10,985,046   $  10,987   $ 680,710    $  (654,157)

   Net loss for the year                                              (21,043)


Balance at June 30, 1991    10,985,046   $  10,987   $ 680,710    $  (675,200)

   Net loss for the year                                              (20,194)
                            ----------   ---------   ---------     ----------

Balance at June 30, 1992    10,985,046   $  10,987   $ 680,710    $  (695,394)

    Net loss for the year                                             (20,193)
                            ----------   ---------   ---------     ----------

Balance at June 30, 1993
 1994, 1995, 1996 and 1997  10,985,046   $  10,987   $ 680,710   $   (715,587)
                            ==========   =========   =========    ===========

    See accompanying notes to consolidated financial statements.

               ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY


                Consolidated Statements of Cash Flows
                             (Unaudited)

                                               Year Ended June 30
                                           1997         1996        1995

Cash flows from operating activities:

Net loss                                   $    0       $   0       $   0

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:


Decrease in deficit arising from
  confiscation of Haven Federal after
  retroactive disallowance of agreed
  supervisory goodwill and regulatory
  capital
Decrease in prepaid expenses and other
  assets
Decrease (increase) in net assets of
  Haven Federal
(Decrease) in accrued expenses and
  other liabilities
(Decrease) Increase in net liabilities
  of Haven Federal
Amortization of organization expenses           0           0           0
                                          -------      ------       -----

Net cash provided (used) by operating
  activities                                    0           0           0

Cash and cash equivalents, beginning
  of year                                       0           0           0
                                          -------      ------       -----

Cash and cash equivalents,
  end of year                             $     0      $    0       $   0
                                          =======      ======       ======


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

In connection with the acquisition, the Federal Home Loan Bank Board ("FHLBB"), which was abolished by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and was succeeded by the Office of Thrift Supervision ("OTS") of the Treasury Department, issued a resolution (the "Agreement") on April 26, 1988, requiring that Admiral must comply with certain conditions. Those conditions included a Regulatory Capital Maintenance/Dividend Agreement the "Capital Agreement") dated June 15, 1988, by and between the Federal Savings and Loan Insurance Corporation "FSLIC" and
Admiral:

     (a.)No dividends will be paid by the Association until all of the real estate included in the Contributed Property is liquidated and the cash proceeds recorded on the Association's books. Any dividends that are a result of income from the sale of real estate are restricted to the sales price less the regulatory appraised value minus any carrying costs paid by the Association. In addition, unless prior approval has been obtained from the FHLBB, dividends paid by the Association shall be limited to 50% of its income for that fiscal year as reflected in its quarterly reports to the FHLBB, except for the fiscal year of acquisition when dividends paid by the Association shall be limited to 50% of its net income earned after the effective date of the acquisition, provided that any dividends permitted under this limitation may be deferred and paid in a subsequent year, and the payment of dividends would not reduce the regulatory capital of the Association below the required level.


     (b.)If the Association fails to meet its regulatory capital requirements, then Admiral must infuse sufficient equity capital, in a form satisfactory to the FHLBB, into the Association during the subsequent quarter. Admiral was permitted to cure any default within 90 days.

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

     (c.)Admiral shall cause the Association to liquidate all of the real estate contributed as regulatory capital within two years after consummation of the transaction according to the following schedule: at least 37.5% of the market value of the properties as determined by the FHLBB District Appraiser by the end of the third quarter after consummation and thereafter at least 12.5% each subsequent quarter. The Association shall not provide financing to facilitate the liquidation of the real estate contributed as regulatory capital without the prior written approval of the Association's Supervisory Agent. If Admiral does not meet this real estate liquidation schedule, the FSLIC shall have the right to vote the Association's stock, remove the Association's Board of Directors and/or dispose of any or all of the common stock of the Association owned by Admiral. The Association applied for relief from the requirements of the Resolution and Capital Agreement which mandate the sale of real estate in accordance with the schedule above, but was never given the opportunity for a hearing, or the benefit of a response.


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

FIRREA's provisions for new capital standards required institution to have a minimum regulatory tangible capital equal to 1.5% of total assets and a minimum 3.0% leverage capital ratio by no later than December 7, 1989. The ability to include qualifying supervisory goodwill for purposes of the leverage capital ratio requirement will be phased out by January 1, 1995. In addition, institutions were required to meet a risk-based capital requirement. In all cases, the capital standards were also required to be no less stringent than standards applicable to national banks. Currently, national banks are required to maintain a primary capital-to-assets ratio of 5.5% and a total capital-to-assets ratio of 6.0%.

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

(2)  Summary of Significant Accounting Policies

    (a)  Basis of Presentation

The accompanying balance sheets as of June 30, 1997 and 1996, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. Due to Haven's status as a discontinued operation, as discussed in note 1, the
Association's net assets, net liabilities, and net losses from    operations
have been presented in the aggregate. The consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years prior to 1990 included the accounts of Admiral and the Association. All significant intercompany transactions have been eliminated in consolidation.

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

     (e)Excess Cost Over Net Assets Acquired and Other Intangibles

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

(4)  Income Taxes

At June 30, 1997 and 1996, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,447,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,095,000, respectively, for state income tax purposes to offset future taxable income.

These carryforwards were scheduled to expire in future years as follows:

                         Year ending
                         June 30,         Federal             State

                         1990             $  2,348,000        $ 2,304,000
                         1991                2,984,000          2,941,000
                         1992                5,360,000          5,230,000
                         2001                1,549,000          1,537,000
                         2002                1,288,000          1,288,000
                         2004                7,468,000          7,128,000
                                           -----------        -----------
Net operating loss
carryforwards, June 30, 1989:              20,997,000          20,428,000
Less: 1990 Expirations                     (2,348,000)         (2,304,000)
                         2005                  79,000              79,000
                                          -----------         -----------
Net operating loss
carryforwards, June 30, 1990:              18,728,000          18,203,000
Less: 1991 Expirations                     (2,984,000)         (2,941,000)
                         2006                  21,000              21,000
                                          -----------         -----------
Net operating loss
carryforwards, June 30, 1991               15,765,000          15,283,000
Less: 1992 Expirations                     (5,360,000)         (5,230,000)
                         2007                  21,000              21,000
                                          -----------         -----------
Net operating loss
carryforwards, June 30, 1992              $10,426,000         $10,074,000
                         2008                  21,000              21,000
                                          -----------         -----------
Net operating loss
carryforwards, June 30, 1993, 1994
1995, 1996 and 1997                       $10,447,000         $10,095,000
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