Form 10-Q
period 1997-09-30
ADMIRAL FINANCIAL CORP
filed 1997-11-17
CIK 828530

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                For the Three Months Ended September 30, 1997

                       Commission File Number 0-17214

                          ADMIRAL FINANCIAL CORP.


          State of Florida                  I.R.S. No. 59-2806414


                         825 Arthur Godfrey Road
                        Miami Beach, Florida 33140


                  Telephone Number: (305) 672-5800 Ext. 134



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

          Yes   X                                      No




                      Common Stock $.001 Par Value
            Outstanding Shares at September 30, 1997: 10,985,046

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

          Assets                                    September 30, 1997          June 30, 1997
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


Preferred stock, $.01 par value, Authorized
     6,000,000 shares, none outstanding

Common stock, $.001 par value,
     50,000,000 shares authorized,
     10,987,000 shares issued                             10,987                   10,987
     Treasury stock, 1,954 and 1,954 shares, at cost           0                        0
Additional paid-in capital                               680,710                  680,710
Deficit                                                 (715,587)                 (715,587)
                                                    ------------              ------------
     Total stockholders' (deficit) equity                (23,890)                 (23,890)
                                                    ------------              -----------
     Total liabilities and stockholders'
          (deficit) equity                          $          0              $         0
                                                    ============              ===========


                 See accompanying notes to consolidated financial statements.

                                                PART I - FINANCIAL INFORMATION


                    ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                     Consolidated Statements of Operations
                                  (Unaudited)





                                            Three Months Ended Sept 30
                                        -------------------------------------
                                              1997               1996
                                            -------            -------
Interest Income                                     0                   0
Other income                                        0                   0
                                            ---------          ----------
     Total income                                   0                   0

Expense
     Employee Compensation                          0                   0
     Other                                          0                   0
                                           ----------          ----------

     Total expense                                  0                   0

     Loss from discontinued
          operation (note 2)                        0                   0
                                          -----------          ----------
Net loss                                  $         0                   0
                                          ===========          ==========
Loss per share                            $      0.00          $     0.00
                                          ===========          ==========
Dividend per share                            ---                 ---
                                          ===========          ==========

Weighted average number
   of shares outstanding                   10,985,046          10,985,046
                                          ===========          ==========



          See accompanying notes to consolidated financial statements

                                                PART I - FINANCIAL INFORMATION


                   ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                              Three Months Ended Sept 30
                                                          ----------------------------------
                                                             1997                 1996
                                                           -------              -------
Cash flows from operating activities:

Net loss                                                    $       0            $       0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital            0                    0
Decrease in prepaid expenses and other assets                       0                    0
Decrease (increase) in net assets of
   Haven Federal                                                    0                    0
(Decrease) in accrued expenses and other liabilities                0                    0
(Decrease) Increase in net liabilities of
   Haven Federal                                                    0                    0
Amortization of organization expenses                               0                    0
                                                           ----------            ---------

Net cash provided (used) by operating
   activities                                                       0                    0

Cash and cash equivalents, beginning of year                        0                    0
                                                           ----------            ---------

Cash and cash equivalents, end of quarter                  $        0            $       0
                                                           ==========            =========


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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 1997 and 1996.

                                                PART I - FINANCIAL INFORMATION



ITEM 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations



General

     ADMIRAL FINANCIAL CORP. ("ADMIRAL") IS CURRENTLY AN INACTIVE CORPORATION, WITH NO ONGOING BUSINESS ACTIVITY. Admiral management is currently seeking to recapitalize the Company in order to acquire a new line of business. as yet unidentified.

     Admiral Financial Corp. was formed in 1987 to acquire an insolvent savings and loan association in a supervisory acquisition solely with private investment funds, and without the benefit of any federal assistance payments. Admiral acquired Haven Federal Savings and Loan Association of Winter Haven, Florida on June 16, 1988. In that acquisition transaction, Admiral issued 8,000,000 new common shares in exchange for assets (primarily real estate and a profitable business engaged in the purchase and redemption of Florida tax sale certificates) having a fair market value of approximately $40 million, subject to approximately $27 million of mortgages and other liabilities, and less approximately $1 million of fees and expenses (necessary to provide the proper forms and documentation in accordance with government rules and regulations), for a net equity contribution of approximately $12 million. Admiral then contributed virtually all of these net assets and liabilities to the capital of Haven, plus an additional 987,000 new common shares of Admiral, which were simultaneously issued in exchange for 100% of the outstanding shares of Haven in an approved "supervisory acquisition" of the insolvent thrift institution. Admiral has had substantially no assets or operations other than its investment in Haven.

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

     Since Haven was the only significant asset owned by Admiral, the Admiral common stock may have little or no continuing value.

Liquidity and Capital Resources

     Admiral has been reduced to a corporate "shell," with no operations or current activity. There is no corporate liquidity, no immediately foreseeable available capital resources, and no immediately foreseeable prospects for the future improvement of Admiral's financial picture.

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



Comparison of Three Months Ended September 30. 1997 and 1996

     Admiral was inactive, and recorded no income or expenses during the three months ended September 30, 1997 and 1996, respectively.

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


                                   ADMIRAL FINANCIAL CORP. (Registrant)




Date:     November 14, 1997        By:     /s/ Wm. Lee Popham
                                   ----------------------------------------
                                   Wm. Lee Popham, President


Date:     November 14, 1997        By:     /s/ Linda E. Baker
                                   ----------------------------------------
                                   Linda E. Baker, Principal Financial
                                   and Accounting Officer