Form 10-Q
period 1997-12-31
ADMIRAL FINANCIAL CORP
filed 1998-01-13
CIK 828530

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                              FORM 10-Q
          (Mark One)
          [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997

                                 OR

          [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ............. to ............

                      Commission File Number 0-17214

                          ADMIRAL FINANCIAL CORP.

          State of Florida                     I.R.S. No. 59-2806414

                           3166 Commodore Plaza
                       Coconut Grove, Florida 33133

                    Telephone Number: (305) 794-7707

                (Former Address: 825 Arthur Godfrey Road,
                        Miami Beach, Florida 33140)



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

             Yes   X                                No



                       Common Stock $.001 Par Value
             Outstanding Shares at December 31, 1997: 10,985,046

                   ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                             TABLE OF CONTENTS

                                 FORM 10-Q

                                  PART I

                          FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

          Consolidated Balance Sheets                         1

          Consolidated Statements of Operations               2

          Consolidated Statements of Cash Flows               3

          Notes to Consolidated Financial Statements          4

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          CONSOLIDATED FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                               5



PART II

OTHER INFORMATION


Item 1.  Legal Proceedings                                    9

Item 2.  Changes in Securities                                9

Item 3.  Defaults Upon Senior Securities                      9

Item 4.  Submission of Matters to a Vote of
         Security Holders                                     9

Item 5.  Other Information                                    9

Item 6.  Exhibits and Reports on Form 8-K                     9

                                              PART I  -  FINANCIAL INFORMATION


                          ADMIRAL FINANCIAL CORP.
                               AND SUBSIDIARY

                        Consolidated Balance Sheets

          Assets                           December 31, 1997      June 30, 1997
                                               (Unaudited)         (Unaudited)

Cash                                       $             0        $          0
Prepaid expenses and other assets                        0                   0
Net assets of Haven Federal Savings and
     Loan Association (notes 1 and 2)                    0                   0
                                           ---------------        ------------
          Total assets                     $             0        $          0
                                           ===============        ============

Liabilities and Stockholders'
  Deficit) Equity

Accrued expenses and other liabilities     $       23,890         $     23,890
Net liabilities of Haven Federal Savings
     and Loan Association (notes 1 and 2)               0                    0
                                            -------------         ------------
          Total liabilities                        23,890               23,890

Preferred stock, $.01 par value,
  Authorized 6,000,000 shares, none
  outstanding

Common stock, $.001 par value,
     50,000,000 shares authorized,
     10,987,000 shares issued                       10,987              10,987
     Treasury stock, 1,954 and 1,954
       shares, at cost                                   0                   0
Additional paid-in capital                         680,710             680,710
Deficit                                           (715,587)           (715,587)
                                            --------------        ------------
     Total stockholders' (deficit) equity          (23,890)           (23,890)
                                            --------------        ------------
     Total liabilities and
       stockholders'(deficit) equity        $            0        $          0
                                            ==============        ============


                 See accompanying notes to consolidated financial statements.

                                               PART I - FINANCIAL INFORMATION


                        ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                         Consolidated Statements of Operations
                                     (Unaudited)




                        Three Months Ended Dec 31       Six Months Ended Dec 31
                        -------------------------       -----------------------
                         1997             1996            1997             1996
                        ------           ------          ------           ------
Interest Income                 0                 0             0               0
Other income                    0                 0             0               0
                        ---------         ---------      --------        --------
  Total income                  0                 0             0               0

Expense
  Employee
    Compensation                0                 0             0               0
     Other                      0                 0             0               0
                        ---------         ---------      --------        --------
  Total expense                 0                 0             0               0

  Loss from
    discontinued
    operation (note 2)          0                 0             0               0
                        ---------         ---------      --------        --------
Net loss                $       0                 0             0               0
                        =========         =========      ========        ========

Loss per share          $    0.00         $    0.00      $   0.00        $   0.00
                        =========         =========      ========        ========

Dividend per share         ---               ---           ---              ---
                        =========         =========     ========         ========

Weighted average
  number of shares
  outstanding          10,985,046        10,985,046    10,985,046       10,985,046
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

                                                PART I - FINANCIAL INFORMATION


                      ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                       Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                         Six Months Ended December 31
                                                         ----------------------------
                                                          1997           1996
                                                         -------        -------

Cash flows from operating activities:

Net loss                                                  $      0      $      0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory
   capital                                                      0              0
Decrease in prepaid expenses and other assets                   0              0
Decrease (increase) in net assets of
   Haven Federal                                                0              0
(Decrease) in accrued expenses and other
   liabilities                                                  0              0
(Decrease) Increase in net liabilities of
   Haven Federal                                                0              0
Amortization of organization expenses                           0              0
                                                         --------      ---------
Net cash provided (used) by operating
   activities                                                   0              0

Cash and cash equivalents, beginning of year                    0              0
                                                         --------      ---------

Cash and cash equivalents, end of quarter                $      0      $       0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 1997 and 1996.

                                                PART I - FINANCIAL INFORMATION



                ITEM 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations



General

     ADMIRAL FINANCIAL CORP. ("ADMIRAL") IS CURRENTLY AN INACTIVE CORPORATION, WITH NO ONGOING BUSINESS ACTIVITY. Admiral management is currently seeking to recapitalize the Company in order to acquire a new line of business, as yet unidentified.


     This discussion may contain statements regarding future financial performance and results. The realization of outcomes consistent with these forward-looking statements is subject to numerous risks and uncertainties to the Company including, but not limited to, the availability of equity capital and financing sources, the availability of attractive acquisition opportunities once such new equity capital and financing is secured (if at all), the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases without significant increases in overhead, seasonality, cyclicality, and other risk factors.

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



Comparison of Six Months Ended December 31. 1997 and 1996

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


                                   ADMIRAL FINANCIAL CORP.
                                  (Registrant)




Date:     January 13, 1998          By:     /s/ Wm. Lee Popham
                                   -------------------------------
                                   Wm. Lee Popham, President


Date:     January 13, 1998          By:     /s/ Linda E. Baker
                                   -------------------------------
                                   Linda E. Baker, Principal
                                   Financial and Accounting Officer