Form 10-Q
period 1998-03-31
ADMIRAL FINANCIAL CORP
filed 1998-05-13
CIK 828530

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

                              OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ........... to...............

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

         Yes   X                     No



                  Common Stock $.001 Par Value
        Outstanding Shares at March 31, 1998: 10,985,046

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


                     ADMIRAL FINANCIAL CORP.
                          AND SUBSIDIARY

                   Consolidated Balance Sheets

        Assets                                March 31, 1998       June 30, 1997
                                                (Unaudited)         (Unaudited)

Cash                                         $             0      $        0
Prepaid expenses and other assets                          0                  0
Net assets of Haven Federal Savings and
     Loan Association (notes 1 and 2)                      0                  0
                                              --------------      -------------
              Total assets                    $            0      $         0
                                              ==============      =============

Liabilities and Stockholders'
  Deficit) Equity

Accrued expenses and other liabilities        $       23,890      $      23,890
Net liabilities of Haven Federal Savings
     and Loan Association (notes 1 and 2)                  0                  0
                                              --------------      -------------
           Total liabilities                          23,890             23,890


Preferred stock, $.01 par value, Authorized
    6,000,000 shares, none outstanding

Common stock, $.001 par value,
    50,000,000 shares authorized,
    10,987,000 shares issued                          10,987             10,987
    Treasury stock, 1,954 and 1,954
     shares, at cost                                       0                  0
Additional paid-in capital                           680,710            680,710
Deficit                                             (715,587)          (715,587)
                                              --------------      -------------
     Total stockholders'
      (deficit) equity                               (23,890)           (23,890)
                                              --------------      -------------


     Total liabilities and
       stockholders'(deficit) equity          $            0      $           0
                                              ==============      =============

  See accompanying notes to consolidated financial statements.

                                         PART I - FINANCIAL INFORMATION


             ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

              Consolidated Statements of Operations
                          (Unaudited)


                          Three Months Ended Mar 31  Nine Months Ended Mar 31
                          -------------------------  ------------------------
                               1998         1997         1998         1997
                               ----         ----         ----         ----
Interest Income                      0           0            0             0
Other income                         0           0            0             0
                             ---------    ---------    --------     ---------
      Total income                   0           0            0             0

Expense
  Employee Compensation              0           0            0             0
  Other                              0           0            0             0
                             ---------    ---------    --------     ---------
      Total expense                  0           0            0             0

    Loss from discontinued
        operation (note 2)           0           0            0             0
                             ---------    ---------    --------     ---------
 Net loss                   $        0           0            0             0
                             =========    =========    ========     =========

Loss per share              $     0.00    $    0.00    $   0.00     $    0.00
                             =========    =========    ========     =========


Dividend per share              ---          ---           ---          ---
                             =========    =========    ========     =========

Weighted average number
    of shares outstanding    10,985,046   10,985,046   10,985,046   10,985,046
                             =========    =========    ========     =========




   See accompanying notes to consolidated financial statements

                                        PART I - FINANCIAL INFORMATION


             ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

             Consolidated Statements of Cash Flows
                          (Unaudited)

                                              Nine Months Ended March 31
                                             ----------------------------
                                                 1998             1997
                                                -------          -------
Cash flows from operating activities:

 Net loss                                     $        0       $       0

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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan
          Association ('Haven'), were confiscated by the United States government on March 2, 1990.
          Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 1998 and 1997.

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


Comparison of Three Months Ended March 31. 1998 and 1997

     Admiral was inactive, and recorded no revenues or expenses during the period.



Comparison of Nine Months Ended March 31. 1998 and 1997

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


                                   ADMIRAL FINANCIAL CORP.
                                   (Registrant)




 Date:  May 11, 1998               By:/s/ Wm. Lee Popham
                                   ----------------------------
                                      Wm. Lee Popham, President


 Date:  May 11, 1998               By:/s/ Linda E. Baker
                                   -----------------------------
                                      Linda E. Baker, Principal
                                      Financial and Accounting
                                      Officer