Form 10-K
period 1998-06-30
ADMIRAL FINANCIAL CORP
filed 1998-09-18
CIK 828530

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1998

                                OR

  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

   For the transition period from            to

              Commission File Number 0-17214


                   ADMIRAL FINANCIAL CORP.
   (Exact name of registrant as specified in its charter)

      FLORIDA                                    59-2806414
(State of incorporation)                     (I.R.S. Employer
                                             Identification No.)
       3166 Commodore Plaza
      Coconut Grove, Florida                           33140
(Address of principal executive office)               (Zip Code)

 Registrant's telephone number, including area code:  305-794-7707

 Securities registered pursuant to Section 12(b) of the Act:

                            None

 Securities registered pursuant to Section 12(g) of the Act:

           Common Stock, par value $.001 per share
                      (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____.

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 15, 1998 (based on the last closing sale price as reported on the OTC Bulletin
Board on such date) was $4,805,958.

Number of shares of common stock outstanding as of September
27, 1998, was 10,985,046.

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

                           PART I

ITEM 1.   BUSINESS.

     ADMIRAL FINANCIAL CORP. ("ADMIRAL") IS CURRENTLY AN INACTIVE CORPORATION, WITH NO ONGOING BUSINESS ACTIVITY. Admiral management is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified.

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

     As of March 31, 1989, Haven's regulatory capital fell approximately $580,000 below its minimum regulatory capital requirement, as the direct result of a $4.3 million real estate loss recorded on March 31, 1989. As of June 30, 1989, Haven's regulatory capital was approximately $2.3 million below the minimum regulatory requirement. This regulatory capital deficiency was a result of the Association's substantial operating losses incurred as a result of the directive from FHLBB supervisory personnel to "shrink" the assets and deposits of Haven, and the sale of certain parcels of contributed real estate, under circumstances that could only be described as a "fire sale," at amounts which approximated predecessor cost, rather than at the substan-tially higher appraised values (which had previously been reviewed and approved by the appropriate regulatory authorities). In addition, due to Haven's inability to continue operations without a significant capital infusion or other source of recapitalization, the value of the Association's excess cost over net assets acquired (Goodwill) was considered permanently impaired and, accordingly, the entire balance was written off at June 30, 1989.

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





ITEM 2.   PROPERTIES.

     Admiral Financial Corp.'s principal office is located in Coconut Grove, Florida. The Company is currently being allowed to share, free of charge, certain office facilities and office equipment located at 3166 Commodore Plaza, Coconut Grove, Florida 33133. Admiral does not have any lease obligations.

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

     Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings was lifted by the United States Court of Federal Claims, and Admiral filed its own Motion for Summary Judgment on April 29, 1997. The United States has opposed the motion, and alleged that there exist genuine issues of material fact and that further discovery is necessary regarding contract formation and the Government's authority to enter into the contract with Admiral. The Court is currently allowing pre-trial discovery proceedings to be conducted, and such discovery is tentatively scheduled to be completed by March 31, 1999.

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

                                   High   Low     High    Low
     1997:
          First Quarter             0      0       0       0
          Second Quarter            0      0       0       0
          Third Quarter             0      0       0       0
          Fourth Quarter           5/8     0      3/8      0

      1998:
          First Quarter            5/8    5/8     3/8     3/8
          Second Quarter           3/4    7/16   15/32    1/4
          Third Quarter           11/16   7/16    1/2     1/4
          Fourth Quarter           5/8    1/2     7/16    7/16


     As of June 30, 1998, there were 503 stockholders of record.

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




ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

     Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 1998. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 1998, 1997, 1996, 1995, and 1994. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

                                          Year ended June 30,


                                                       1998      1997     1996     1995     1994
                                                      (Dollars in thousands except per share data)
       Admiral income                                  $  0        0        0        0        0
       Haven:
       Interest income                                    -        -        -        -        -
       Interest expense                                   -        -        -        -        -
           Net interest income
           before provision
           for loan losses
           (expense)                                      0        0        0        0        0

       Provision for loan losses                          -        -        -        -        -
           Net interest income
           (expense) after
           provision for
           loan losses                                    0        0        0        0        0

           Loss before extraordinary
           item and cumulative effect
           of change in accounting
           principle                                      0        0        0        0        0
       Extraordinary item                                 -        -        -        -        -
       Cumulative effect of change in
           accounting principle                           -        -        -        -        -

              Net earnings (loss)                     $   0        0        0        0        0
                                                      =======   ======   =======  =======  =======

       Earnings (loss) per share                      $  0.00    0.00      0.00     0.00    0.00





                                                                   Year ended June 30,
                                                        1998     1997     1996     1995     1994
                                                     (Dollars in thousands except per share data)
       Net assets of Haven                             $  -        -        -        -        -
       Total assets                                       0        0        0        0        0
       Net liabilities of Haven                           -        -        -        -        -
       Total liabilities                                  24       24       24       24       24
       Total stockholders' equity (deficit)              (24)     (24)     (24)     (24)     (24)
       Book value (deficit) per common share            (.00)    (.00)    (.00)    (.00)    (.00)
       Number of offices of Admiral                       1        1        1        1        1


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.


Results of Operations

     Admiral was formed in 1987 and had no operations until its acquisition of Haven on June 16, 1988. Admiral's only significant asset was its investment in Haven. Admiral has been inactive since 1990.



Comparison of Years Ended June 30, 1998 and 1997

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




ITEM 9.   CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                          PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of June 30, 1998, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                                         Officer
                                                                          And/or
                                                                         Director
          Name                Age        Position                         Since
     Wm. Lee Popham            47        Chairman of the Board,            1987
                                         Chief Executive Officer
                                         and President

     Linda E. Baker            59        Director, Vice President,         1987
                                         Secretary, and Treasurer

     Charles E. Fancher, Jr.   48        Director                          1988


     Certain background information for each director is set forth below.

     WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He has also been an independent corporate planning and acquisition consultant since 1996, as well as a Senior Sales Associate with the Prudential Florida Realty, Miami, Florida, since 1997. He had also served as Chairman of the Board and President of Caesar Creek Holdings, Inc. (CCH), Miami, Florida (a financial acquisition company) since June 1985, and in various other officer and director positions with several subsidiaries and affiliates of CCH, until its liquidation in December 1989. He has also served as a Director and Secretary-Treasurer of Jeanne Baker, Inc., a real estate brokerage company located in Dade County, Florida, since 1973, and was actively employed by that Company from 1990 until its sale in 1996. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc.(AMEX-RVR), Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares were traded on the American Stock Exchange until its sale to Budget Group, Inc.(NYSE-BD), from 1984 until 1991.

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




ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

     The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 1998.


               Name and               Annual Compensation Awards
           Principal Position       Year   Salary   Bonus    Other
           Wm. Lee Popham           1998   $  ---    ---      ---
           Chairman and President   1997      ---    ---      ---
           Chief Executive Officer  1996      ---    ---      ---


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

     In prior years, Haven employees were covered under a non-contributory trusteed pension plan, which was replaced by a contributory Section 401(k) plan for Admiral and Haven employees on March 31, 1989. Employees were permitted to contribute amounts up to 6% of their annual salary to this plan, with the employer providing matching contributions at a rate of 50% of such employee's contributions (to a maximum of 3% of such employee's salary), together with a discretionary contribution amount not exceeding 1% of covered compensation.

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


Indebtedness of Management

     Admiral has made no loans to its directors, officers or employees.


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



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 1998 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

                                                                Amount and Percent
                                                 Nature of             of
         Name and Address of                     Beneficial          Common
           Beneficial Owner                      Ownership           Stock

         Wm. Lee Popham (l)                      1,885,684           17.17%
         825 Arthur Godfrey Road
         Miami Beach, Florida 33140

         Ti-Aun Plantations, N.V.                  889,007            8.09%
         Suite 600
         600 Brickell Avenue
         Miami, Florida 33131

         David C. Popham (2)                       668,651            6.09%
         3166 Commodore Plaza
         Coconut Grove, Florida 33133

         Linda E. Baker                            150,120            1.37%
         Suite 800
         2665 South Bayshore Drive
         Coconut Grove, Florida 33133

         Charles E. Fancher, Jr.                    12,000             *
         2844 Chucunantah Road
         Coconut Grove, Florida 33133

         All directors and
         executive officers as a group
         (3 persons)                             2,047,804           18.64%

______________

*  Less than one percent

(1) Includes 25,478 shares held in a testamentary trust for members of Wm. Lee Popham's family, for which Mr. Popham disclaims beneficial ownership. Does not include any shares directly or beneficially owned by David C. Popham (his brother) or Jeanne M. Baker (his mother).

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

                   ADMIRAL FINANCIAL CORP.

                            INDEX

(a.)1. Admiral Financial Corp.:
                                                                  Page

     Statement Regarding Sec. 210.3-11 of
          Regulation S-K                                           F-1

     Consolidated Balance Sheets as of June 30,
         1998 and 1997                                             F-2

     Consolidated Statement of Operations for the
            three years ended June 30, 1998                        F-3

     Consolidated Statement of Stockholders'
        (Deficit) Equity for the three years
           ended June 30, 1998                                     F-4

     Consolidated Statement of Cash Flows for the
            three years ended June 30, 1998                        F-5

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

     (4) A specimen copy of Admiral's common stock certificate is incorporated herein by reference to
          Exhibit 4.1 in Amendment No. 1 of Admiral's Form S-
          4 Registration Statement filed with the Securities and Exchange Commission on April 5, 1988.

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

     (22) Not applicable.

     (23) Not applicable.

     (24) Not applicable.

     (27) Financial Data Schedule attached.

     (28) Not applicable.

     (99) Not applicable.


(b.) Admiral filed no reports on Form 8-K during the fiscal year ended June 30, 1998.


(c.) The exhibits required by Item 601 of Regulation S-K are included in (a)(3) above.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        ADMIRAL FINANCIAL CORP.



                                        By /s/ Wm. Lee Popham
                                          Wm. Lee Popham, President and
Date: September 15, 1998                  Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                     Date


/s/ Wm. Lee Popham          Chairman of the Board     September 15, 1998
Wm. Lee Popham              Of Directors, Chief
Chairman and President      Executive Officer, and
Principal Executive Officer President



/s/ Linda E. Baker          Director, Vice President,  September 15, 1998
Linda E. Baker              Secretary And Treasurer
Principal Financial Officer



/s/ Charles E. Fancher, Jr. Director                   September 15, 1998
Charles E. Fancher, Jr.

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

                   ADMIRAL FINANCIAL CORP.
                       AND SUBSIDIARY

                 Consolidated Balance Sheets

               Assets                          June 30, 1998         June 30, 1997
                                                (Unaudited)           (Unaudited)
Cash                                           $     0               $     0
Prepaid expenses and other assets                    0                     0
Net assets of Haven Federal Savings and
     Loan Association (note 2)                       0                     0
                                               -----------           -----------
          Total assets                         $     0               $     0
                                               ===========           ===========

Liabilities and Stockholders'(Deficit) Equity

Accrued expenses and other liabilities          $   23,890           $   23,890
Net liabilities of Haven Federal Savings
     and Loan Association (note 2)                       0                    0
                                               -----------           -----------
          Total liabilities                         23,890               23,890

Preferred stock, $.01 par value.  Authorized
     6,000,000 shares, none outstanding

Common stock, $.001 par value,
     50,000,000 shares authorized
     10,987,000 shares issued                       10,987               10,987
     Treasury stock, 1,954 and 1,954 shares,
     at cost                                             0                    0
Additional paid-in capital                         680,710              680,710
Deficit                                           (715,587)            (715,587)
                                               -----------          -----------
     Total stockholders' (deficit) equity          (23,890)             (23,890)
                                               -----------          -----------
     Total liabilities and stockholders'
          (deficit) equity                     $         0          $         0
                                               ===========          ===========



See accompanying notes to consolidated financial statements.

                  ADMIRAL FINANCIAL CORP.
                       AND SUBSIDIARY

            Consolidated Statements of Operations
                         (Unaudited)


                                                    Years Ended June 30,
                                               ------------------------------
                                            1998              1997           1996
                                          ---------        ---------      ---------
REVENUES:

Interest Income                           $      0         $       0      $       0
Other income                                ---              ---             ---
                                          --------         ---------      ---------
             Total income                        0                 0              0

EXPENSES:

Employee Compensation                       ---              ---             ---
Other Expense                                    0                 0              0
                                          --------         ---------      ---------
             Total expense                       0                 0              0


Loss from discontinued operation (note 2)        0                 0              0
                                          --------         ---------      ---------
Net loss                                  $      0         $       0      $       0
                                          ========         =========      =========

Loss per share                            $   0.00         $    0.00      $    0.00
                                          ========         =========      =========

Dividend  per share                         ---              ---             ---
                                          ========         =========      =========

Weighted  average number
  of shares outstanding                  10,985,046        10,985,046     10,985,046
                                         ==========        ==========     ==========



          See accompanying notes to consolidated financial statements

                   ADMIRAL FINANCIAL CORP.
                       AND SUBSIDIARY


           Consolidated Statement of Stockholders'
                      (Deficit) Equity

              For the years ended June 30, 1998


                                        Common Stock            Additional    Retained
                                   Issued and Outstanding       Paid-In       Earnings
                                    Shares         Amount       Capital       (Deficit)
Balance at June 30, 1988            10,985,046     $  10,987    $ 680,710     $    -

  Net loss for the year                                  -           -        (13,813,316)

Balance at June 30, 1989            10,985,046        10,987      680,710     (13,813,316)

  Confiscation of Subsidiary
  Net Assets and Liabilities                             -           -         13,238,189

  Net loss for the year                                  -           -            (79,030)
                                    ----------      --------     ---------     ----------

Balance at June 30, 1990            10,985,046      $ 10,987     $ 680,710    $  (654,157)

  Net loss for the year                                                           (21,043)

Balance at June 30, 1991            10,985,046      $ 10,987     $ 680,710    $  (675,200)

  Net loss for the year                                                           (20,194)

Balance at June 30, 1992            10,985,046      $ 10,987     $ 680,710    $  (695,394)

   Net loss for the year                                                          (20,193)

Balace at June 30, 1993, 1994,
       1995, 1996, 1997 and 1998    10,985,046      $ 10,987     $ 680,710    $  (715,587)
                                    ==========      ========     =========    ===========



See accompanying notes to consolidated financial statements.

           ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

            Consolidated Statements of Cash Flows
                         (Unaudited)


                                                            Year Ended June 30
                                                     -----------------------------
                                                   1998           1997           1996
                                                  -------        ------         -------
Cash flows from operating activities:

Net loss                                          $      0       $      0       $     0
Adjustments to reconcile net loss to net cash
  provided by operating activities:

Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance of agreed supervisory goodwill and regulatory capital

Decrease in prepaid expenses and other assets

Decrease (increase) in net assets of
  Haven Federal
(Decrease) in accrued expenses and other liabilities

(Decrease) Increase in net liabilities of
  Haven Federal
Amortization of organization expenses                    0              0             0
                                                  --------       --------      --------

Net cash provided (used) by operating
  activities                                             0              0             0

Cash and cash equivalents, beginning of year             0              0             0
                                                 ---------       --------      --------

Cash and cash equivalents, end of year           $       0       $      0      $      0
                                                 =========       ========      ========


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



(2)  Summary of Significant Accounting Policies


     (a)  Basis of Presentation

     The accompanying balance sheets as of June 30, 1998 and 1997, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. Due to Haven's status as a discontinued operation, as discussed in note 1, the Association's net assets, net liabilities, and net losses from operations have been presented in the aggregate. The consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years prior to 1990 included the accounts of Admiral and the Association. All significant intercompany transactions have been eliminated in consolidation.


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


(4)  Income Taxes

     At June 30, 1998 and 1997, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,447,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,095,000, respectively, for state income tax purposes to offset future taxable income.

     These carryforwards were scheduled to expire in future years as follows:

             Year ending
             June 30,               Federal          State
               1990              $  2,348,000    $  2,304,000
               1991                 2,984,000       2,941,000
               1992                 5,360,000       5,230,000
               2001                 1,549,000       1,537,000
               2002                 1,288,000       1,288,000
               2004                 7,468,000       7,128,000
                                 ------------    ------------
Net operating loss
 carryforwards, June 30, 1989:     20,997,000      20,428,000
 Less: 1990 Expirations            (2,348,000)     (2,304,000)
               2005                    79,000          79,000
                                 ------------    ------------
Net operating loss
 carryforwards, June 30, 1990:     18,728,000      18,203,000
 Less: 1991 Expirations            (2,984,000)     (2,941,000)
               2006                    21,000          21,000
                                 ------------    ------------



Net operating loss
  carryforwards, June 30, 1991     15,765,000      15,283,000
  Less: 1992 Expirations           (5,360,000)     (5,230,000)
               2007                    21,000          21,000
                                 ------------    ------------
Net operating loss
 carryforwards, June 30, 1992    $ 10,426,000    $ 10,074,000
               2008                    21,000          21,000
                                 ------------    ------------
Net operating loss
 carryforwards, June 30, 1993,
  1994, 1995, 1996, 1997
  and 1998                       $ 10,447,000    $ 10,095,000
                                 ============    ============


     The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 1997, 1996, 1995, 1994, 1993, 1992, 1991 and 1990. While the
     confiscation of the assets and liabilities of Haven may have resulted in a taxable event, management believes that any taxable income resulting from such confiscation of assets and liabilities should not exceed the available net operating loss carryforwards.

     The net operating loss carryforwards expiring through 2002 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 1998 and 1997, such purchased loss carryforwards remaining amounted to approximately $2,837,000 and $2,837,000, respectively.


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

     Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. Admiral filed its own Motion for Summary Judgment on April 29, 1997. The United States has opposed the motion, and alleged that there exist genuine issues of material fact and that further discovery is necessary regarding contract formation and the Government's authority to enter into the contract with Admiral. The Court is currently allowing pre-trial discovery proceedings to be conducted

     While the Supreme Court's ruling in U.S. v. Winstar Corp., et al., serves to support Admiral's legal claims in its pending lawsuit against the federal government, it is not possible at this time to predict what effect the Supreme Court's ruling, and the subsequent rulings of a lower court concerning damages, will have on the outcome of Admiral's lawsuit. Notwithstanding the Supreme Court's ruling, there can be no assurance that Admiral will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery.

     Admiral is not a party to any other legal proceedings.