Form 10-Q
period 1998-09-30
ADMIRAL FINANCIAL CORP
filed 1998-11-12
CIK 828530

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q
     (Mark One)
     [ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998

                                OR

     [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ............. to ................

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

           Yes   X                                          No




                   Common Stock $.001 Par Value
       Outstanding Shares at September 30, 1998: 10,985,046

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


                     ADMIRAL FINANCIAL CORP.
                          AND SUBSIDIARY

                   Consolidated Balance Sheets

          Assets                                 September 30, 1998      June 30, 1998
                                                    (Unaudited)           (Unaudited)
Cash                                                $         0           $         0
Prepaid expenses and other assets                             0                     0
Net assets of Haven Federal Savings and
       Loan Association (notes 1 and 2)                       0                     0
                                                      ---------             ----------
           Total assets                             $         0            $        0
                                                      =========             ==========


Liabilities and Stockholders' (Deficit) Equity

Accrued expenses and other liabilities              $    23,890            $   23,890
Net liabilities of Haven Federal Savings
   and Loan Association (notes 1 and 2)                       0                     0
                                                     ----------             ---------
          Total liabilities                              23,890                23,890


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

                                                PART I - FINANCIAL INFORMATION


             ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

              Consolidated Statements of Operations
                           (Unaudited)


                                          Three Months Ended Sept 30
                                          ---------------------------
                                           1998                  1997
                                         -------                -------
Interest Income                                0                      0

Other income                                   0                      0
                                         -------                -------
Total income                                   0                      0

Expense
      Employee Compensation                    0                      0
      Other                                    0                      0
                                         -------                -------

      Total expense                            0                      0

      Loss from discontinued
        operation (note 2)                     0                      0

                                         -------                -------
Net loss                                $      0                      0
                                         =======                =======

Loss per share                          $   0.00               $   0.00
                                         =======                =======

Dividend per share                         --                      --
                                         =======                =======

Weighted average number
  of shares outstanding               10,985,046              10,985,046
                                      ==========              ==========




         See accompanying notes to consolidated financial statements

                                                PART I - FINANCIAL INFORMATION


             ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                           Three Months Ended Sept 30
                                                          ----------------------------
                                                             1998             1997
                                                          -----------      -----------
Cash flows from operating activities:

Net loss                                                  $          0     $         0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
  Haven Federal after retroactive disallowance
  of agreed supervisory goodwill and regulatory capital              0               0
Decrease in prepaid expenses and other assets                        0               0
Decrease (increase) in net assets of
  Haven Federal                                                      0               0
(Decrease) in accrued expenses and other liabilities                 0               0
(Decrease) Increase in net liabilities of
   Haven Federal                                                     0               0
    Amortization of organization expenses                            0               0
                                                          ------------      ----------

   Net cash provided (used) by operating activities                  0               0

   Cash and cash equivalents, beginning of year                      0               0
                                                          ------------      ----------

   Cash and cash equivalents, end of quarter              $          0      $        0
                                                          ============      ==========


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

 Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 1998 and 1997.

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



Comparison of Three Months Ended September 30. 1998 and 1997

     Admiral was inactive, and recorded no income or expenses during the three months ended September 30, 1998 and 1997, respectively.

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


                                        ADMIRAL FINANCIAL CORP.
                                            (Registrant)




Date:November 12, 1998                  By:/s/ Wm. Lee Popham
                                           ----------------------------------
                                           Wm. Lee Popham, President


Date:November 12, 1998                  By: /s/ Linda E. Baker
                                          ----------------------------------
                                          Linda E. Baker, Principal Financial
                                          and Accounting Officer