Form 10-Q/A
period 1998-09-30
ADMIRAL FINANCIAL CORP
filed 1999-02-16
CIK 828530

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                  AMENDED
                                 FORM 10-Q
     (Mark One)
     [ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1998

                                    OR

     [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ........ to .......

                      Commission File Number 0-17214

                          ADMIRAL FINANCIAL CORP.

           State of Florida                       I.R.S. No. 59-
                                                  2806414

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


                          ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                        Consolidated Balance Sheets

           Assets                            September 30, 1998       June 30, 1998
                                             (Unaudited)              (Unaudited)
Cash                                         $         0              $        0
Prepaid expenses and other assets                      0                       0
Net assets of Haven Federal Savings and
    Loan Association (notes 1 and 2)                   0                       0
                                             -----------              ----------

            Total assets                     $         0              $        0
                                             ===========              ==========


Liabilities and Stockholders' (Deficit) Equity

Accrued expenses and other liabilities       $    23,890              $   23,890
Net liabilities of Haven Federal Savings
    and Loan Association (notes 1 and 2)               0                       0
                                             -----------              ----------
            Total liabilities                     23,890                  23,890


Preferred stock, $.01 par value, Authorized
   6,000,000 shares, none outstanding

Common stock, $.001 par value,
     50,000,000 shares authorized,
     10,987,000 shares issued                     10,987                  10,987
     Treasury stock, 1,954 and 1,954
     shares, at cost                                   0                       0
Additional paid-in capital                       680,710                 680,710
Deficit                                         (715,587)               (715,587)
                                            ------------              ----------
           Total stockholders'
           (deficit) equity                      (23,890)                (23,890)
                                            ------------              ----------
           Total liabilities and
           stockholders'(deficit) equity    $          0              $        0
                                            ============              ==========


       See accompanying notes to consolidated financial statements.

                                             PART I - FINANCIAL INFORMATION


                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Operations
                                (Unaudited)


                                Three Months Ended Sept 30
                          -------------------------------------
                                  1998               1997
                                ---------          ---------

Interest Income                         0                  0
Other income                            0                  0
                                ---------          ---------

    Total income                        0                  0


Expense
    Employee Compensation               0                  0

    Other                               0                  0
                                ---------          ---------


    Total expense                       0                  0

    Loss from discontinued
     operation (note 2)                 0                  0
                                ---------         ----------

Net loss                        $       0                  0

                                =========         ==========
Loss per share                  $    0.00         $     0.00
                                =========         ==========

Dividend per share                  --                --
                                =========         ==========

Weighted average number
 of shares outstanding         10,985,046         10,985,046
                               ==========         ==========


        See accompanying notes to consolidated financial statements

                                             PART I - FINANCIAL INFORMATION


                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY


                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                Three Months Ended Sept 30
                                         -------------------------------------

                                                   1998          1997
                                                  -------       --------
Cash flows from operating activities:

Net loss                                          $     0        $     0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation
  of Haven Federal after retroactive
  disallowance of agreed supervisory goodwill
  and regulatory capital                                0              0
Decrease in prepaid expenses and other assets           0              0
Decrease (increase) in net assets of
  Haven Federal                                         0              0
(Decrease) in accrued expenses and other
  liabilities                                           0              0
(Decrease) Increase in net liabilities of
   Haven Federal                                        0              0
Amortization of organization expenses                   0              0
                                                 --------        -------

Net cash provided (used) by operating
  activities
                                                        0              0

Cash and cash equivalents, beginning of
  year                                                  0              0
                                                 --------        -------

Cash and cash equivalents, end of quarter        $      0        $     0
                                                 =========       =======



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




Year 2000

     Year 2000 Issue. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Company due to a Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which a Company must interact.

     Compliance Program. In order to address the Year 2000 issue, Admiral has established a project team to assure that key automated systems and related processes will remain functional through year 2000. The team will address the project in the following stages: (i) awareness, (ii) assessment,
(iii) remediation, (iv) testing and (v) implementation of the necessary
modifications.   The key automated systems consist of (a) management and
financial systems applications, (b) hardware and equipment, (c) embedded chip systems and (d) third-party developed software. The evaluation of the Year 2000 issue includes the evaluation of the Year 2000 exposure of third parties material to the operations of Admiral. If necessary, Admiral will retain a consulting firm to assist with the review of its systems for Year 2000 issues.

     Company State of Readiness. The awareness phase of the Year 2000 project has begun with a corporate-wide awareness program which will continue to be updated throughout the life of the project. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting Admiral are or will be modified to be Year 2000 compliant. To date, Admiral does not expect that responses from such third parties will be conclusive. As a result, management cannot predict the potential consequences of these or other third parties are not Year 2000 compliant.
The exposure associated with Admiral's interaction with third parties is also currently being evaluated.

     Management expects that the remediation, testing and implementation phases will be completed prior to the year 1900.

     Costs to Address Year 2000 Compliance Issues. While the total cost to the Company of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred by Admiral in 1999 and 1900 associated with assessing and testing applications, hardware and equipment, embedded chip systems, and third party developed software will be less than $100,000. The Company expects that planned capital expenditures to replace existing financial system applications and hardware will substantially address its existing Year 2000 issues with financial system applications and hardware. To date, Admiral has not expended significant funds related to its Year 2000 compliance assessment.

     Risk of Non-Compliance and Contingency Plans. The major applications which pose the greatest Year 2000 risks for Admiral if implementation of the Year 2000 compliance program is not successful are the Company's management systems, financial systems applications and related third-party software. Potential problems if the Year 2000 compliance program is not successful include disruptions of the Company's revenue gathering from and distribution to its customers and vendors and the inability to perform its other reporting, financial and accounting functions.

     The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans will be developed to respond to any failures as they may occur. Such contingency and
business plans are scheduled to be completed during 1999.   Management does
not expect the costs to Admiral of the Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, based on information available at this time, Admiral cannot conclude that any failure of the Company or third parties to achieve Year 2000 compliance will not adversely affect the Company.

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


                                         ADMIRAL FINANCIAL CORP. (Registrant)




Date:    February 12, 1999               By:/s/ Wm. Lee Popham
                                            --------------------------------
                                           Wm. Lee Popham, President


Date:    February 12, 1999               By:/s/ Linda E. Baker
                                            --------------------------------
                                           Linda E. Baker, Principal Financial
                                           and Accounting Officer