Form 10-Q
period 1998-12-31
ADMIRAL FINANCIAL CORP
filed 1999-02-16
CIK 828530

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q
     (Mark One)
     [ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended December 31, 1998

                                    OR

     [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ....... to .......

                      Commission File Number 0-17214

                          ADMIRAL FINANCIAL CORP.

           State of Florida                       I.R.S. No. 59-
                                                  2806414

                         7101 Southwest 67 Avenue
                        South Miami, Florida 33143

                     Telephone Number: (305) 794-7707

   (Former Address: 3166 Commodore Plaza, Coconut Grove, Florida 33133)



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

           Yes   X                                          No




                       Common Stock $.001 Par Value
            Outstanding Shares at December 31, 1998: 10,985,046

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


           Assets                                            December 31, 1998       June 30, 1998
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


Preferred stock, $.01 par value, Authorized
  6,000,000 shares, none outstanding

Common stock, $.001 par value,
  50,000,000 shares authorized,
  10,987,000 shares issued                                        10,987                 10,987
  Treasury stock, 1,954 and 1,954 shares, at cost                      0                      0
Additional paid-in capital                                       680,710                680,710
Deficit                                                         (715,587)              (715,587)
                                                             -----------             ----------

      Total stockholders' (deficit) equity                       (23,890)               (23,890)
                                                             -----------             ----------
      Total liabilities and stockholders'
      (deficit) equity                                       $         0             $        0
                                                             ===========             ==========


       See accompanying notes to consolidated financial statements.

                                             PART I - FINANCIAL INFORMATION


                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Operations
                                (Unaudited)

                                 Three Months Ended Dec 31                     Six Months Ended Dec 31
                           -------------------------------------         -----------------------------------
                                  1998             1997                      1998                 1997
                                --------         ---------                 -------              --------
Interest Income                        0                 0                       0                     0
Other income                           0                 0                       0                     0
                                --------         ---------                --------              --------
    Total income                       0                 0                       0                     0

Expense
     Employee Compensation             0                 0                       0                     0
     Other                             0                 0                       0                     0
                               ---------        ----------                --------              --------

     Total expense                     0                 0                       0                     0

     Loss from discontinued
       operation (note 2)              0                 0                       0                     0
                               ---------        ----------                --------              --------

Net loss                       $       0                 0                       0                     0
                               =========        ==========                ========              ========

Loss per share                 $    0.00        $     0.00                $   0.00              $   0.00
                               =========        ==========                ========

Dividend per share                ---               ---                      ---                    ---
                               =========        ==========                ==========            ==========

Weighted average number
  of shares outstanding       10,985,046        10,985,046                10,985,046            10,985,046
                              ==========        ==========                ==========            ==========



        See accompanying notes to consolidated financial statements

                                             PART I - FINANCIAL INFORMATION


                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                  Six Months Ended December 31
                                                              ----------------------------------
                                                                    1998                1997
                                                                  -------              -------
Cash flows from operating activities:

Net loss                                                          $     0              $     0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital                0                    0
Decrease in prepaid expenses and other assets                           0                    0
Decrease (increase) in net assets of
   Haven Federal                                                        0                    0
(Decrease) in accrued expenses and other liabilities                    0                    0
(Decrease) Increase in net liabilities of
   Haven Federal                                                        0                    0
Amortization of organization expenses                                   0                    0
                                                                  -------              -------

Net cash provided (used) by operating activities                        0                    0

Cash and cash equivalents, beginning of year                            0                    0
                                                                  -------              -------
Cash and cash equivalents, end of quarter                         $     0              $     0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 1998 and 1997.

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

     Admiral is presently conducting virtually no business operation, other than its efforts to effect a merger, exchange of capital stock, asset acquisition, recapitalization, or other similar business combination (a "Recapitalization") with an operating or development stage business which Admiral considers to have significant growth potential. Admiral has neither engaged in any operations nor generated any revenue since the confiscation of the Company's entire asset base by the United States government in 1990 (See Admiral's "Winstar"-type breach of contract litigation regarding Admiral's former supervisory goodwill position, discussed below). It receives no cash flow. Admiral anticipates no capital infusions prior to effectuating a Recapitalization. Until such time as Admiral effectuates a Recapitalization, with the exception of certain other professional fees and costs for such a transaction, Admiral expects that it will incur minimal operating costs throughout the current fiscal year.

     No officer or director of Admiral is paid any type of compensation by Admiral and presently, there are no arrangements or anticipated arrangements to pay any type of compensation to any officer or director in the near future. Admiral expects that it will meet its cash requirements until such time as a Recapitalization occurs. However, in the event Admiral depletes its present cash reserves, Admiral may cease operations and a Recapitalization may not occur. There are no agreements or understandings of any kind with respect to any loans from officers or directors of Admiral on the Company's behalf.

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


                                          ADMIRAL FINANCIAL CORP. (Registrant)




Date:   February 16, 1999                 By:/s/ Wm. Lee Popham
                                             --------------------------------
                                             Wm. Lee Popham, President


Date:   February 16, 1999                 By:/s/ Linda E. Baker
                                             --------------------------------
                                             Linda E. Baker, Principal Financial
                                             and Accounting Officer