Form 10-Q
period 1999-03-31
ADMIRAL FINANCIAL CORP
filed 1999-05-17
CIK 828530

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999

                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from .......... to ..........

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

                 Yes [X]                   No [ ]


                   Common Stock $.001 Par Value
       Outstanding Shares at March 31, 1999: 10,985,046

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


             Assets                                   March 31, 1999         June 30, 1998
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

                                   PART I - FINANCIAL INFORMATION


                            ADMIRAL FINANCIAL CORP.
                                AND SUBSIDIARY


                      Consolidated Statements of Operations
                                   (Unaudited)



                         Three Months Ended Mar 31     Nine Months Ended Mar 31
                         -------------------------     ------------------------
                             1999         1998            1999         1998
                            -------      ------         --------      -------
Interest Income                   0           0                0            0
Other income                      0           0                0            0
                            -------      ------          -------      -------
     Total income                 0           0                0            0

Expense
  Employee Compensation           0           0                0            0
  Other                           0           0                0            0
                            -------      ------          -------      -------

     Total expense                0           0                0            0

   Loss from discontinued
     operation (note 2)           0           0                0            0
                            -------     -------          -------      -------

Net loss                  $       0           0                0            0
                            =======     =======          =======      =======

Loss per share              $  0.00     $  0.00          $  0.00      $  0.00
                            =======     =======          =======      =======

Dividend per share             --          --               --           --
                            =======     ======           =======      =======

Weighted average number
  of shares outstanding   10,985,046  10,985,046       10,985,046    10,985,046
                          ==========  ==========       ==========    ==========



See accompanying notes to consolidated financial statements

                                    PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP.
                         AND SUBSIDIARY

              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                    Nine Months Ended March 31
                                                    ---------------------------
                                                        1999            1998
                                                      -------          -------
Cash flows from operating activities:

          Net loss                                    $     0          $     0

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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 1999 and 1998.

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

     At all times during Admiral's control , Haven was successful in meeting the real estate liquidation requirements imposed by the Agreement, including any extensions of time granted thereunder. However, Haven experienced a $4.3 million erosion of its regulatory capital due in large part to losses sustained as a result of liquidating the real estate under the "fire sale" conditions imposed by the Agreement. Generally accepted accounting principles would normally have required any losses from the sale of the contributed assets to have been added to the balance of supervisory goodwill, and amortized over the same twenty-five year period. However, with the introduction of FIRREA and the disallowance of all previously bargained for Supervisory Goodwill, the treatment became moot. This loss, if added together with other operating losses and goodwill amortization expenses, might have caused Haven to fail to meet its minimum capital requirement as of March 31, 1989 and at all times thereafter. Admiral and Haven continued to abide by the Agreement entered into with the FHLBB, to its financial detriment, in spite of the United States government's assertion that the enactment of FIRREA retroactively eliminated the need for the government (or any of its instrumentalities) to live up to any express or implied agreements which may have been contrary to the subsequent legislation, without the necessity of the retroactive return of Admiral's $13+ million of net capital and expenses invested in Haven.

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


Comparison of Three Months Ended March 31. 1999 and 1998

     Admiral was inactive, and recorded no revenues or expenses during the period.


Comparison of Nine Months Ended March 31. 1999 and 1998

     Admiral was inactive, and recorded no revenues or expenses during the period.


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

     Costs to Address Year 2000 Compliance Issues. While the total cost to the Company of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred by Admiral in 1999 and 1900 associated with assessing and testing applications, hardware and equipment, embedded chip systems, and third party developed software will be less than $10,000. The Company expects that planned capital expenditures to replace existing financial system applications and hardware will substantially address its existing Year 2000 issues with financial system applications and hardware. To date, Admiral has not expended significant funds related to its Year 2000 compliance assessment.

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


                                   ADMIRAL FINANCIAL CORP.
                                   (Registrant)




Date:  May 15, 1999                By:/s/ Wm. Lee Popham
                                      ------------------------------
                                      Wm. Lee Popham, President


Date:  May 15, 1999                By:/s/ Linda E. Baker
                                      ------------------------------
                                      Linda E. Baker, Principal
                                      Financialand Accounting
                                      Officer