Form 10-K
period 1999-06-30
ADMIRAL FINANCIAL CORP
filed 1999-09-29
CIK 828530

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended June 30, 1999

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

   For the transition period from            to

              Commission File Number 0-17214


                   ADMIRAL FINANCIAL CORP.
   (Exact name of registrant as specified in its charter)

       FLORIDA                                    59-2806414
(State of incorporation)                        (I.R.S. Employer
                                               Identification No.)
     7101 Southwest 67 Avenue
     South Miami, Florida                             33143
(Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code:  305-794-7707

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

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 29, 1999 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was $2,746,261.

Number of shares of common stock outstanding as of September 29, 1999, was 10,985,046.

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

                           PART I

ITEM 1.   BUSINESS.

     ADMIRAL FINANCIAL CORP. ("ADMIRAL"), an inactive corporation, is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified. Admiral has been a plaintiff in a "Winstar-type" action against the United States government in the United States Court of Federal Claims since 1993, wherein the Company seeks damages for the government's breach of a contract involving the Supervisory Goodwill and Regulatory Capital granted in connection with Admiral's previous acquisition of an insolvent savings and loan association in 1988.

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

     Admiral is presently conducting virtually no business operation, other than its efforts to effect a merger, exchange of capital stock, asset acquisition, recapitalization, or other similar business combination (a "Recapitalization") with an operating or development stage business which Admiral considers to have significant growth potential. Admiral has neither engaged in any operations nor generated any revenue since the confiscation of the Company's entire asset base by the United States government in 1990 (See Admiral's "Winstar"-type breach of contract litigation regarding Admiral's former supervisory goodwill position, discussed below). It receives no cash flow. Admiral anticipates no capital infusions prior to effectuating a Recapitalization. Until such time as Admiral effectuates a Recapitalization, with the exception of certain other professional fees and costs for such a transaction, Admiral currently expects that it will incur minimal future operating costs.

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

     At all times prior to the enactment of FIRREA, Haven had met the contributed real estate sale schedule. On September 27, 1989, the Association received a letter from its Supervisory Agent in which the Supervisory Agent agreed not to enforce its rights upon a default in the real estate sale schedule until after hearings were conducted regarding various applications requesting administrative relief that were filed by Haven could be conducted. The net assets of Haven were confiscated by the federal government on March 2, 1990.

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


ITEM 2.   PROPERTIES.

     Admiral Financial Corp.'s principal office is located in South Miami, Florida. The Company is currently being allowed to share, free of charge, certain office facilities and office equipment located at 7101 Southwest 67 Avenue, South Miami, Florida 33143. Admiral does not have any lease obligations.


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

     Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings was lifted by the United States Court of Federal Claims, and Admiral filed its own Motion for Summary Judgment on April 29, 1997. The United States has opposed the motion, and alleged that there exist genuine issues of material fact and that further discovery is necessary regarding contract formation and the Government's authority to enter into the contract with Admiral. The Court is currently allowing pre-trial discovery proceedings to be conducted, and such discovery is tentatively scheduled to be completed by October 29, 1999.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS.

     Not Applicable.

                           PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS.

     Admiral's common stock currently trades on the OTC Bulletin Board (OTCBB) under the symbol ADFK.

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

     Since September 30, 1989, Admiral's shares have been listed in the "over-the-counter" market on the OTC Bulletin Board. There was no firm making a market in Admiral's stock until June 27, 1997, at which time active trading resumed. The Company was notified of a change in the stock symbol to ADFK in January 1999.

     The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.

                                    Ask              Bid
                             ---------------     -------------
                             High        Low     High      Low
1998:
    First Quarter              5/8        5/8      3/8      3/8
    Second Quarter             3/4        7/16    15/32     1/4
    Third Quarter             11/16       7/16     1/2      1/4
    Fourth Quarter             5/8        1/2      7/16     7/16

1998:
    First Quarter              5/8       31/64     7/16     1/4
    Second Quarter            17/32      31/64     9/32     1/32
    Third Quarter              1/2        1/4      7/16     1/4
    Fourth Quarter            17/32       1/4      1/4      1/8


          As of June 30, 1998, there were 497 stockholders of record.

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


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

     Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 1999. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 1999,1998, 1997, 1996, and 1995. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.


                                              Year ended June 30,
                                 ------------------------------------------
                                   1999     1998       1997     1996      1995
                                 -------   -------   -------   -------   -------
                                   (Dollars in thousands except per share data)

Admiral income                   $     0         0         0         0         0
Haven:
Interest income                        -         -         -         -         -
Interest expense                       -         -         -         -         -
                                 -------   -------   -------   -------   -------
     Net interest income
     before provision
     for loan losses
     (expense)                         0         0         0         0         0

Provision for loan losses              -         -         -         -         -
                                 -------   -------   -------   -------   -------
     Net interest income
     (expense) after
     provision for
     loan losses                       0         0         0         0         0

     Loss before extraordinary
     item and cumulative effect
     of change in accounting
     principle                         0         0         0         0         0
Extraordinary item                     -         -         -         -         -
Cumulative effect of change in
     accounting principle              -         -         -         -         -
                                 -------   -------   -------   -------   -------

          Net earnings (loss)    $     0         0         0         0         0
                                 =======   =======   =======   =======    ======

Earnings (loss) per share        $  0.00      0.00      0.00      0.00      0.00



<CAPTION
                                              Year ended June 30,
                                   1999      1998      1997     1996      1995
                                 -------   -------   -------   -------   -------
                                  (Dollars in thousands except per share data)

Net assets of Haven              $     -         -         -         -         -
Total assets                           0         0         0         0         0
Net liabilities of Haven               -         -         -         -         -
Total liabilities                     24        24        24        24        24
Total stockholders' equity
  (deficit)                          (24)      (24)      (24)      (24)      (24)
Book value (deficit) per
  common share                      (.00)     (.00)     (.00)     (.00)     (.00)
Number of offices of Admiral           1         1         1         1         1


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     Admiral was formed in 1987 and had no operations until its acquisition of Haven on June 16, 1988. Admiral's only significant asset was its investment in Haven. Admiral has been inactive since 1990.


Comparison of Years Ended June 30, 1999 and 1998

     Admiral was inactive, and recorded no revenues or expenses during either period.


Comparison of Years Ended June 30, 1998 and 1997

     Admiral was inactive, and recorded no revenues or expenses during either period.


Liquidity and Capital Resources

     Admiral is currently inactive, and awaiting the ultimate outcome and results of the Company's Winstar-type litigation against the United States government for breach of contract. There is no corporate liquidity, no available capital resources, and no immediately foreseeable prospects for the future improvement of Admiral's financial picture.

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

     Costs to Address Year 2000 Compliance Issues. While the total cost to the Company of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred by Admiral in 1999 and 1900 associated with assessing and testing applications, hardware and equipment, embedded chip systems, and third party developed software will be less than $1,000. The Company expects that planned capital expenditures to replace existing financial system applications and hardware will substantially address its existing Year 2000 issues with financial system applications and hardware. To date, Admiral has not expended significant funds related to its Year 2000 compliance assessment.

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


ITEM 9.   CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.



                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of June 30, 1999, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                               Officer
                                                               And/or
                                                               Director
Name                      Age     Position                     Since

Wm. Lee Popham            48      Chairman of the Board,         1987
                                  Chief Executive Officer
                                  and President

Linda E. Baker            60      Director, Vice President,      1987
                                  Secretary, and Treasurer

Charles E. Fancher, Jr.   49      Director                       1988




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


ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

     The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 1999.


                                     Annual Compensation Awards
              Name and             -------------------------------
          Principal Position       Year    Salary    Bonus   Other

          Wm. Lee Popham           1999   $  ---      ---     ---
          Chairman and President   1998      ---      ---     ---
          Chief Executive Officer  1997      ---      ---     ---



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



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 1999 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

                                             Amount and       Percent
                                             Nature of        of
          Name and Address of                Beneficial       Common
          Beneficial Owner                   Ownership        Stock

Wm. Lee Popham (l)                           1,923,684        17.51%
7101 Southwest 67 Avenue
South Miami, Florida 33143

Ti-Aun Plantations, N.V.                       889,007         8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)                            668,651         6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

Linda E. Baker                                 150,120         1.37%
Suite 800
2665 South Bayshore Drive
Coconut Grove, Florida 33133

Charles E. Fancher, Jr.                         12,000          *
2844 Chucunantah Road
Coconut Grove, Florida 33133

All directors and
   executive officers as a
   group (3 persons)                         2,085,804        18.99%


*  Less than one percent

     (1) Includes 46,278 shares held in a testamentary trust for members of Wm. Lee Popham's family, for which Mr. Popham disclaims beneficial ownership. Does not include any shares directly or beneficially owned by David C. Popham (his brother) or Jeanne M. Baker (his mother).

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

                   ADMIRAL FINANCIAL CORP.

                            INDEX

(a.)1. Admiral Financial Corp.:                                      Page

       Statement Regarding Sec. 210.3-11 of Regulation S-K           F-1

       Consolidated Balance Sheets as of June 30, 1999 and 1998      F-2

       Consolidated Statement of Operations for the three years
          ended June 30, 1999                                        F-3

       Consolidated Statement of Stockholders' (Deficit) Equity
          for the three years ended June 30, 1999                    F-4

       Consolidated Statement of Cash Flows for the three years
          ended June 30, 1999                                        F-5

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

  (22) Not applicable.

  (23) Not applicable.

  (24) Not applicable.

  (27) Financial Data Schedule attached.

  (28) Not applicable.

  (99) Not applicable.

(b.) Admiral filed no reports on Form 8-K during the fiscal year endedJune 30, 1999.


(c.) The exhibits required by Item 601 of Regulation S-K are included in (a)(3) above.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   ADMIRAL FINANCIAL CORP.



                                   By:/s/ Wm. Lee Popham
                                      Wm. Lee Popham, President and
Date: September 29, 1999              Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                        Date


/s/ Wm. Lee Popham           Chairman of the Board       September 29, 1999
Wm. Lee Popham               Of Directors, Chief
Chairman and President       Executive Officer, and
Principal Executive          President
Officer


/s/ Linda E. Baker           Director, Vice President    September 29, 1999
Linda E. Baker               Secretary And Treasurer
Principal Financial
Officer



/s/ Charles E. Fancher, Jr.  Director                    September 29, 1999
Charles E. Fancher, Jr.

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

                   ADMIRAL FINANCIAL CORP.
                       AND SUBSIDIARY

                 Consolidated Balance Sheets


                 Assets                     June 30, 1999       June 30, 1998
                                             (Unaudited)         (Unaudited)
Cash                                        $           0       $           0
Prepaid expenses and other assets                       0                   0
Net assets of Haven Federal Savings and
  Loan Association (note 2)                             0                   0
                                            -------------       -------------
       Total assets                         $           0       $           0
                                            =============       =============


      Liabilities and Stockholders'
           (Deficit) Equity

Accrued expenses and other liabilities      $      23,890       $      23,890
Net liabilities of Haven Federal Savings
  and Loan Association (note 2)                         0                   0
                                            -------------       -------------
       Total liabilitis                            23,890              23,890

Preferred stock, $.01 par value.
  Authorized 6,000,000 shares,
  none outstanding

Common stock, $.001 par value,
  50,000,000 shares authorized
  10,987,000 shares issued                         10,987              10,987
  Treasury stock, 1,954 and 1,954
    shares, at cost                                     0                   0
Additional paid-in capital                        680,710             680,710
Deficit                                          (715,587)           (715,587)
                                            -------------       -------------
       Total stockholders'
       (deficit) equity                           (23,890)            (23,890)
                                            -------------       -------------

       Total liabilities and
       stockholders'(deficit)
       equity                               $           0       $           0
                                            =============       =============


        See accompanying notes to consolidated financial statements.

                          ADMIRAL FINANCIAL CORP.
                               AND SUBSIDIARY

                    Consolidated Statements of Operations
                                 (Unaudited)


                                                   Years Ended June 30,
                                           -----------------------------------
                                            1999          1998           1997
                                           ------        ------         ------
REVENUES:

Interest Income                            $    0        $    0         $    0
Other income                                 --            --              --
                                           ------        ------         ------
   Total income                                 0             0              0

EXPENSES:

Employee Compensation                        --            --              --
Other Expense                                   0             0              0
                                           ------        ------         ------
   Total expense                                0             0              0

Loss from discontinued operation
  (note 2)                                      0             0              0
                                           ------        ------         ------
Net loss                                   $    0        $    0         $    0
                                           ======        ======         ======

Loss per share                             $ 0.00        $ 0.00         $ 0.00
                                           ======        ======         ======

Dividend  per share                           --           --             --
                                           ======        ======         ======

Weighted  average number
  of shares outstanding                  10,985,046     10,985,046    10,985,046
                                         ==========     ==========    ==========




          See accompanying notes to consolidated financial statements

                           ADMIRAL FINANCIAL CORP.
                               AND SUBSIDIARY


                   Consolidated Statement of Stockholders'
                              (Deficit) Equity

                      For the years ended June 30, 1999



                                  Common Stock            Additional     Retained
                              Issued and Outstanding        Paid-In      Earnings
                                Shares      Amount          Capital      (Deficit)

Balance at June 30, 1988      10,985,046   $  10,987      $ 680,710      $     -

   Net loss for the year                        -              -          (13,813,316)
                              ----------   ---------      ---------      ------------

Balance at June 30, 1989      10,985,046      10,987        680,710       (13,813,316)

  Confiscation of Subsidiary
  Net Assets and Liabilities                    -              -           13,238,189

   Net loss for the year                        -              -              (79,030)
                              ----------   ---------      ---------      ------------

Balance at June 30, 1990      10,985,046   $  10,987      $ 680,710      $   (654,157)

   Net loss for the year                                                      (21,043)
                              ----------   ---------      ---------      ------------

Balance at June 30, 1991      10,985,046   $  10,987      $ 680,710      $   (675,200)

   Net loss for the year                                                      (20,194)
                              ----------   ---------      ---------      ------------

Balance at June 30, 1992      10,985,046   $  10,987      $ 680,710      $   (695,394)

    Net loss for the year                                                     (20,193)
                              ----------   ---------      ---------      ------------

Balance at June 30, 1993,
  1994, 1995, 1996, 1997,
  1998 and 1999               10,985,046   $  10,987      $ 680,710      $   (715,587)
                              ==========   =========      =========      ============




        See accompanying notes to consolidated financial statements.

                   ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                      Year Ended June 30
                                          ----------------------------------------
                                           1999             1998              1997
                                          ------           ------            ------

Cash flows from operating activities:

Net loss                                  $    0           $    0            $    0

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

Decrease in deficit arising from
  confiscation of Haven Federal after
  retroactive disallowance of agreed
  supervisory goodwill and regulatory
  capital
Decrease in prepaid expenses and other
  assets
Decrease (increase) in net assets of
  Haven Federal
(Decrease) in accrued expenses and
  other liabilities
(Decrease) Increase in net liabilities
  of Haven Federal
Amortization of organization expenses          0                0                 0
                                          ------           ------            ------
Net cash provided (used) by operating
  activities                                   0                0                 0

Cash and cash equivalents, beginning
  of year                                      0                0                 0
                                          ------           ------            ------
Cash and cash equivalents,
  end of year                             $    0           $    0            $    0
                                                                                           =======   ========   ========



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


(2)  Summary of Significant Accounting Policies


     (a)  Basis of Presentation

     The accompanying balance sheets as of June 30, 1999 and 1998, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. Due to Haven's status as a discontinued operation, as discussed in note 1, the Association's net assets, net liabilities, and net losses from operations have been presented in the aggregate. The consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years prior to 1990 included the accounts of Admiral and the Association. All significant intercompany transactions have been eliminated in consolidation.


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


(4)  Income Taxes

     At June 30, 1999 and 1998, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,447,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,095,000, respectively, for state income tax purposes to offset future taxable income.

     These carryforwards were scheduled to expire in future years as follows:


                      Year ending
                        June 30,         Federal            State
                       1990           $  2,348,000      $   2,304,000
                       1991              2,984,000          2,941,000
                       1992              5,360,000          5,230,000
                       2001              1,549,000          1,537,000
                       2002              1,288,000          1,288,000
                       2004              7,468,000          7,128,000
                                    --------------      -------------
Net operating loss
 carryforwards,
 June 30, 1989:                         20,997,000         20,428,000

Less: 1990
  Expirations                           (2,348,000)        (2,304,000)
          2005                              79,000             79,000
                                    --------------      -------------
Net operating loss
 carryforwards,
 June 30, 1990:                         18,728,000         18,203,000
 Less: 1991 Expirations                 (2,984,000)        (2,941,000)
           2006                             21,000             21,000
                                    --------------      -------------
Net operating loss
carryforwards, June 30, 1991            15,765,000         15,283,000
  Less: 1992 Expirations                (5,360,000)        (5,230,000)
           2007                             21,000             21,000
                                    --------------      -------------
Net operating loss
 carryforwards, June 30, 1992       $   10,426,000      $  10,074,000
           2008                             21,000             21,000
                                    --------------      -------------
Net operating loss
 carryforwards, June 30, 1993,
 1994, 1995, 1996, 1997, 1998
 and 1999                           $  10,447,000       $  10,095,000
                                    =============       =============


     The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991 and 1990. While
     the confiscation of the assets and liabilities of Haven may have resulted in a taxable event, management believes that any taxable income resulting from such confiscation of assets and liabilities should not exceed the available net operating loss carryforwards.

     The net operating loss carryforwards expiring through 2002 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 1999 and 1998, such purchased loss carryforwards remaining amounted to approximately $2,837,000 and $2,837,000, respectively.


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

     Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. Admiral filed its own Motion for Summary Judgment on April 29, 1997. The United States has opposed the motion, and alleged that there exist genuine issues of material fact and that further discovery is necessary regarding contract formation and the Government's authority to enter into the contract with Admiral. The Court is currently allowing pre-trial discovery proceedings to be conducted.

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