Form 10-Q
period 1999-09-30
ADMIRAL FINANCIAL CORP
filed 1999-11-19
CIK 828530

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ......... to .........


                  Commission File Number 0-17214

                     ADMIRAL FINANCIAL CORP.

     State of Florida                            I.R.S. No. 59-2806414

                     7101 Southwest 67 Avenue
                    South Miami, Florida 33143

                 Telephone Number: (305) 794-7707

(Former Address: 3166 Commodore Plaza, Coconut Grove, FL 33133)



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety (90) days.  Yes [X]   No [ ]



                   Common Stock $.001 Par Value
       Outstanding Shares at September 30, 1999: 10,985,046

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


                     ADMIRAL FINANCIAL CORP.
                          AND SUBSIDIARY

                   Consolidated Balance Sheets



Assets                                       September 30, 1999   June 30, 1999
------                                       ------------------   -------------
                                                (Unaudited)        (Unaudited)
Cash                                         $            0      $           0

Prepaid expenses and other assets                         0                  0

Net assets of Haven Federal Savings and
     Loan Association (notes 1 and 2)                     0                  0
                                             --------------      -------------
          Total assets                       $            0      $           0
                                             ==============      =============

Liabilities and Stockholders'
    (Deficit) Equity

Accrued expenses and other liabilities       $       23,890      $      23,890

Net liabilities of Haven Federal Savings
     and Loan Association (notes 1 and 2)                 0                  0
                                             --------------      -------------
          Total liabilities                          23,890             23,890

Preferred stock, $.01 par value,
   Authorized 6,000,000 shares,
   none outstanding Common stock, $.001
   par value, 50,000,000 shares
   authorized, 10,987,000 shares issued              10,987            10,987

   Treasury stock, 1,954 and 1,954
     shares, at cost                                      0                 0

Additional paid-in capital                          680,710           680,710

Deficit                                            (715,587)         (715,587)
                                             --------------      -------------
     Total stockholders' (deficit) equity           (23,890)           (23,890)
                                             --------------      -------------
     Total liabilities and stockholders'
          (deficit) equity                   $            0      $           0
                                             ==============      =============



           See accompanying notes to consolidated financial statements.

                                                PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)



                                              Three Months Ended Sept 30
                                        -------------------------------------
                                           1999                       1998
                                        ----------                 ----------

Interest Income                                  0                          0
Other income                                     0                          0

                                        ----------                 ----------
     Total income                                0                          0

Expense
     Employee Compensation                       0                          0

     Other                                       0                          0
                                        ----------                 ----------

     Total expense                               0                          0

     Loss from discontinued
          operation (note 2)                     0                          0
                                        ----------                 ----------

Net loss                                $        0                 $        0
                                        ==========                 ==========

Loss per share                          $     0.00                 $     0.00

                                        ==========                 ==========

Dividend per share                           --                         --
                                        ==========                 ==========

Weighted average number
   of shares outstanding                10,985,046                 10,985,046
                                        ==========                 ==========



           See accompanying notes to consolidated financial statements

                                                PART I - FINANCIAL INFORMATION


                     ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                     Three Months Ended Sept 30
                                                     --------------------------
                                                        1999           1998
                                                     ----------      ----------
Cash flows from operating activities:

Net loss                                             $        0      $        0

Adjustments to reconcile net loss to
   net cash provided by operating activities:

Decrease in deficit arising from confiscation
   of Haven Federal after retroactive
   disallowance of agreed supervisory goodwill
   and regulatory capital                                     0               0
Decrease in prepaid expenses and other assets                 0               0
Decrease (increase) in net assets of
   Haven Federal                                              0               0
(Decrease) in accrued expenses and other
   liabilities                                                0               0
(Decrease) Increase in net liabilities of
   Haven Federal                                              0               0
Amortization of organization expenses                         0               0
                                                     ----------      ----------
Net cash provided (used) by operating
  activities                                                  0               0

Cash and cash equivalents, beginning of year                  0               0
                                                     ----------      ----------

Cash and cash equivalents, end of quarter            $        0      $        0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 1999 and 1998.

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


Comparison of Three Months Ended September 30. 1999 and 1998

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


                                   ADMIRAL FINANCIAL CORP.
                                   (Registrant)




Date:     November 15, 1999        By:  /s/ Wm. Lee Popham
                                      --------------------------
                                      Wm. Lee Popham, President


Date:     November 15, 1999        By:  /s/ Linda E. Baker
                                       --------------------------
                                      Linda E. Baker, Principal
                                      Financial & Accounting
                                      Officer