Form 10-Q
period 1999-12-31
ADMIRAL FINANCIAL CORP
filed 2000-02-18
CIK 828530

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q
       (Mark One)
       [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1999

                                    OR

       [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ......... to ........

                      Commission File Number 0-17214

                          ADMIRAL FINANCIAL CORP.

         State of Florida                         I.R.S. No. 59-2806414

                        7101 Southwest 67 Avenue
                       South Miami, Florida 33143

                    Telephone Number: (305) 794-7707

    (Former Address: 3166 Commodore Plaza,Coconut Grove, Florida 33133)


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

      Yes  [ X ]                                       No [   ]


                     Common Stock $.001 Par Value
          Outstanding Shares at December 31, 1999: 10,985,046

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


                               ADMIRAL FINANCIAL CORP.
                                  AND SUBSIDIARY

                             Consolidated Balance Sheets


        Assets                             December 31, 1999     June 30, 1999
        ------                             -----------------     -------------
                                              (Unaudited)         (Unaudited)

Cash                                          $      0            $        0
Prepaid expenses and other assets                    0                     0
Net assets of Haven Federal Savings
  and Loan Association (notes 1 and 2)               0                     0
                                             ---------            ----------
          Total assets                       $       0            $        0
                                             =========            ==========

Liabilities and Stockholders= (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities       $  23,890            $   23,890
Net liabilities of Haven Federal
     Savings and Loan Association
     (notes 1 and 2)                                 0                     0
                                             ---------            ----------
          Total liabilities                     23,890                23,890


Preferred stock, $.01 par value,
  Authorized 6,000,000 shares,
  none outstanding
Common stock, $.001 par value,
     50,000,000 shares authorized,
     10,987,000 shares issued                   10,987                10,987
Treasury stock, 1,954 and
     1,954 shares, at cost                           0                     0
Additional paid-in capital                     680,710               680,710
Deficit                                       (715,587)             (715,587)
                                            ----------            ----------
     Total stockholders'
       (deficit) equity                        (23,890)              (23,890)
                                            ----------            ----------
     Total liabilities and stockholders'
       (deficit) equity                     $        0            $        0
                                            ==========            ==========



    See accompanying notes to consolidated financial statements.

                                               PART I - FINANCIAL INFORMATION


                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                        Consolidated Statements of Operations
                                     (Unaudited)

                               Three Months                Six Months
                               Ended Dec 31               Ended Dec 31
                          ----------------------     -----------------------
                             1999         1998          1999         1998
                          ----------   ----------    ---------     ---------

Interest Income                    0             0            0            0
Other income                       0             0            0            0
                          ----------    ----------    ---------    ---------
     Total income                  0             0            0            0

Expense
  Employee Compensation            0             0            0            0
     Other                         0             0            0            0
                          ----------    ----------    ---------    ---------

     Total expense                 0             0             0           0

 Loss from discontinued
     operation (note 2)            0             0             0           0
                          ----------    ----------    ----------   ---------
Net loss                  $        0             0             0           0
                          ==========    ==========    ==========   =========

Loss per share            $     0.00    $     0.00    $     0.00   $    0.00
                          ==========    ==========    ==========   =========

Dividend per share           ---             ---          ---          ---
                          ==========    ==========    ==========   =========
Weighted average
  number of shares
  outstanding            10,985,046     10,985,046    10,985,046   10,985,046
                         ==========     ==========    ==========   ==========


     See accompanying notes to consolidated financial statements

                                               PART I - FINANCIAL INFORMATION


                  ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                        Consolidated Statements of Cash Flows
                                     (Unaudited)


                                            Six Months Ended December 31
                                            ----------------------------
                                              1999               1998
                                            ---------          ---------
Cash flows from operating activities:

Net loss                                    $       0          $       0

Adjustments to reconcile net loss
     to net cash provided by
     operating activities:

Decrease in deficit arising from
     confiscation of Haven Federal
     after retroactive disallowance
     of agreed supervisory goodwill
     and regulatory capital                         0                  0
Decrease in prepaid expenses
     and other assets                               0                  0
Decrease (increase) in net
     assets of Haven Federal                        0                  0
(Decrease) in accrued expenses
     and other liabilities                          0                  0
(Decrease) Increase in net liabilities
     of Haven Federal                               0                  0
Amortization of organization expenses               0                  0
                                            ---------          ---------

Net cash provided (used) by
     operating activities                           0                  0

Cash and cash equivalents,
     beginning of year                              0                  0
                                            ---------         ----------

Cash and cash equivalents,
     end of quarter                         $       0         $        0
                                            =========         ==========



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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ("Haven"), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 1999 and 1998.

                                              PART I - FINANCIAL INFORMATION



ITEM 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations


General

     ADMIRAL FINANCIAL CORP. ("ADMIRAL"), an inactive corporation, is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified. Admiral has been a plaintiff in a "Winstar-type" action against the United States government in the United States Court of Federal Claims since 1993, wherein the Company seeks damages for the government=s breach of a contract involving the Supervisory Goodwill and Regulatory Capital granted in connection with Admiral's previous acquisition of an insolvent savings and loan association in 1988.

     Admiral is presently conducting virtually no business operation, other than its efforts to effect a merger, exchange of capital stock, asset acquisition, recapitalization, or other similar business combination (a "Recapitalization") with an operating or development stage business which Admiral considers to have significant growth potential. Admiral has neither engaged in any operations nor generated any revenue since the confiscation of the Company=s entire asset base by the United States government in 1990 (See Admiral's "Winstar"-type breach of contract litigation regarding Admiral's former supervisory goodwill position, discussed below). It receives no cash flow. Admiral anticipates no capital infusions prior to effectuating a Recapitalization. Until such time as Admiral effectuates a Recapitalization, with the exception of certain other professional fees and costs for such a transaction, Admiral expects that it will incur minimal operating costs throughout the current fiscal year.

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

     This discussion may contain statements regarding future financial performance and results. The realization of outcomes consistent with these forward-looking statements is subject to numerous risks and uncertainties to the Company including, but not limited to, the availability of equity capital and financing sources, the availability of attractive acquisition opportunities once such new equity capital and financing is secured (if at all), the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company=s ability to grow internally through expansion of services and customer bases without significant increases in overhead, seasonality, cyclicality, and other risk factors.

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

     A condition to the Federal Home Loan bank Board (AFHLBB@) Resolution approving the acquisition of control of Haven by Admiral (the "Agreement") required that Admiral account for the acquisition of Haven under the Apurchase@ method of accounting, whereby an asset in the nature of "Goodwill" would be realized, generally, to the extent of any previous negative net worth of the acquired insolvent thrift, plus the excess of the fair market values of the contributed assets over their respective historical costs. Haven's regulatory goodwill of approximately $20 million was, in accordance with the Agreement, to be amortized against earnings over a period of twenty-five years.

     Another condition to the same Agreement required that Admiral execute a Regulatory Capital Maintenance/Dividend Agreement which provided certain remedies if Haven and Admiral were unable to liquidate, on a scheduled basis ending June 30, 1990, the real estate used by Admiral to capitalize its acquisition of Haven. The remedies of the Federal Savings and Loan Insurance Corporation (AFSLIC@) agreed to by Admiral in the Agreement included the right of the FSLIC to (I) vote the common stock of Haven; (ii) remove the board of directors of Haven; and/or (iii) dispose of any or all of the voting securities of Haven owned by Admiral.

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

     Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. While the Supreme Court's ruling in U.S. v. Winstar Corp., et al., serves to support Admiral's legal claims in its pending lawsuit against the federal government, it is not possible at this time to predict what effect the Supreme Court's ruling, and the subsequent rulings of a lower court concerning damages, will have on the outcome of Admiral's lawsuit. Notwithstanding the Supreme Court=s ruling, there can be no assurance that Admiral will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery.

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


Comparison of Three Months Ended December 31. 1999 and 1998

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

     The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans will be developed to respond to any failures as they may occur. Such contingency and business plans are scheduled to be
completed during 1999.   Management does not expect the costs to Admiral
of the Year 2000 project to have a material adverse effect on the Company=s financial position, results of operations or cash flows. However, based on information available at this time, Admiral cannot conclude that any failure of the Company or third parties to achieve Year 2000 compliance will not adversely affect the Company.

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


                              ADMIRAL FINANCIAL CORP. (Registrant)




Date: February 16, 2000       By:  /s/ Wm. Lee Popham
                              ------------------------------------
                              Wm. Lee Popham, President


Date: February 16, 2000       By:  /s/ Linda E. Baker
                              ------------------------------------
                              Linda E. Baker, Principal  Financial
                              and Accounting Officer