Form 10-Q
period 2000-03-31
ADMIRAL FINANCIAL CORP
filed 2000-05-15
CIK 828530

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q
(Mark One)
 [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

                                OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from .......... to ...........

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

          Yes   X                                 No
               ---                                   ---


                   Common Stock $.001 Par Value
         Outstanding Shares at March 31, 1999: 10,985,046

              ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                        TABLE OF CONTENTS

                            FORM 10-Q

                              PART I

                      FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets                       1

          Consolidated Statements of Operations             2

          Consolidated Statements of Cash Flows             3

          Notes to Consolidated Financial Statements        4

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          CONSOLIDATED FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                             5



                             PART II

                        OTHER INFORMATION


Item 1.   Legal Proceedings                                 9

Item 2.   Changes in Securities                             9

Item 3.   Defaults Upon Senior Securities                   9

Item 4.   Submission of Matters to a Vote
          of Security Holders                               9

Item 5.   Other Information                                 9

Item 6.   Exhibits and Reports on Form 8-K                  9

                                            PART I  -  FINANCIAL INFORMATION
                                            --------------------------------

                     ADMIRAL FINANCIAL CORP.
                          AND SUBSIDIARY

                   Consolidated Balance Sheets


          Assets                                March 31, 2000       June 30, 1999
          ------                                --------------       --------------
                                                 (Unaudited)          (Unaudited)

Cash                                             $       0          $          0
Prepaid expenses and other assets                        0                     0
Net assets of Haven Federal Savings and
    Loan Association (notes 1 and 2)                     0                     0
                                                 ---------         -------------
       Total assets                              $       0         $           0
                                                 =========         =============

Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------
Accrued expenses and other liabilities           $  23,890         $      23,890
Net liabilities of Haven Federal Savings
    and Loan Association (notes 1 and 2)                 0                     0
                                                 ---------         -------------
       Total liabilities                            23,890                23,890


Preferred stock, $.01 par value, Authorized
    6,000,000 shares, none outstanding

Common stock, $.001 par value,
    50,000,000 shares authorized,
    10,987,000 shares issued                        10,987                10,987
    Treasury stock, 1,954 and 1,954
      shares, at cost                                    0                     0
Additional paid-in capital                         680,710               680,710
Deficit                                           (715,587)             (715,587)
                                                 ---------         -------------
       Total stockholders' (deficit) equity        (23,890)              (23,890)
                                                 ---------         -------------
     Total liabilities and stockholders'
          (deficit) equity                       $       0         $           0
                                                 =========         =============


    See accompanying notes to consolidated financial statements.

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------

              ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

               Consolidated Statements of Operations
                            (Unaudited)


                                  Three Months Ended Mar 31      Nine Months Ended Mar 31
                                  -------------------------      ------------------------
                                     2000           1999            2000         1999
                                    ------         ------          ------       ------

Interest Income                          0              0               0             0
Other income                             0              0               0             0
                                 ---------      ---------       ---------     ---------
     Total income                        0              0               0             0

Expense
     Employee Compensation               0              0               0             0
     Other                               0              0               0             0
                                 ---------      ---------       ---------     ---------

     Total expense                       0              0               0             0

     Loss from discontinued
          operation (note 2)             0              0               0             0
                                 ---------      ---------       ---------     ---------
Net loss                        $        0              0               0             0
                                 =========      =========       =========     =========

Loss per share                  $     0.00     $     0.00      $     0.00    $     0.00
                                 =========      =========       =========     =========

Dividend per share                    ---            ---             ---           ---
                                 =========      =========       =========     =========

Weighted average number
   of shares outstanding        10,985,046     10,985,046      10,985,046    10,985,046
                                ==========     ==========      ==========    ==========


   See accompanying notes to consolidated financial statements

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------

             ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                            Nine Months Ended March 31
                                                            --------------------------
                                                              2000              1999
                                                             ------            ------

Cash flows from operating activities:

  Net loss                                                  $     0           $     0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital          0                 0
Decrease in prepaid expenses and other assets                     0                 0
Decrease (increase) in net assets of
   Haven Federal                                                  0                 0

(Decrease) in accrued expenses and other liabilities              0                 0
(Decrease) Increase in net liabilities of
   Haven Federal                                                  0                 0
Amortization of organization expenses                             0                 0
                                                            -------           -------

Net cash provided (used) by operating activities                  0                 0

Cash and cash equivalents, beginning of year                      0                 0
                                                            -------           -------

Cash and cash equivalents, end of quarter                  $      0          $      0
                                                           ========          ========


   See accompanying notes to consolidated financial statements

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------

             ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

            Notes to Consolidated Financial Statements


Note 1. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals and the confiscation of all the principal net assets of the Company by the United States government) necessary to present fairly the financial statements of Admiral Financial Corp. ('Admiral') and Subsidiary.

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 2000 and June 30, 1999.

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------


          ITEM 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations


General
-------

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

     Admiral was notified by the FHLBB on July 17, 1989 that Admiral was in default of the Agreement and had 90 days (i.e. until October 16. 1989) to cure the default. Admiral had virtually no assets other than the stock of Haven, and has had no other viable means available to cure the default since the introduction of FIRREA. The net assets of Haven, including Admiral's $13 million of net contributed equity, were confiscated on March 2, 1990.

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

Liquidity and Capital Resources
-------------------------------

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



Comparison of Three Months Ended March 31. 2000 and 1999
--------------------------------------------------------

     Admiral was inactive, and recorded no revenues or expenses during the period.


Comparison of Nine Months Ended March 31. 2000 and 1999
-------------------------------------------------------

     Admiral was inactive, and recorded no revenues or expenses during the period.


Year 2000
---------

     Year 2000 Issue. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could have caused applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have had an adverse effect on the Company due to a Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which a Company must interact.

     Compliance Program. In order to address the Year 2000 issue, Admiral established a project team to assure that key automated systems and related processes would remain functional through year 2000. The team addressed the project in the following stages: (i) awareness, (ii) assessment, (iii) remediation, (iv) testing and (v) implementation of the necessary modifications. The key automated systems consisted of (a) management and financial systems applications, (b) hardware and equipment, (c) embedded chip systems and (d) third-party developed software. The evaluation of the Year 2000 issue included the evaluation of the Year 2000 exposure of third parties material to the operations of Admiral. If necessary, Admiral would have retained a consulting firm to assist with the review of its systems for Year 2000 issues.

     Company State of Readiness. The awareness phase of the Year 2000 project began with a corporate-wide awareness program which continues to be updated. The assessment phase of the project involved, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting Admiral have been modified to be Year 2000 compliant. Admiral does not expect that responses from such third parties were conclusive. As a result, management could not predict the potential consequences if these or other third parties were not Year 2000 compliant.
The exposure associated with Admiral's interaction with third parties is also still being evaluated.

     Costs to Address Year 2000 Compliance Issues. While the total cost to the Company of the Year 2000 project is still being evaluated, management currently estimates that the costs incurred by Admiral in 1999 and 1900 associated with assessing and testing applications, hardware and equipment, embedded chip systems, and third party developed software were less than $100. To date,

Admiral has not expended significant funds related to its Year 2000 compliance assessment.

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

     The goal of the Year 2000 project was to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans were developed to respond to any failures as they may occur. Management does not expect the costs to Admiral of the Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, based on information available at this time, Admiral cannot conclude that any failure of the Company or third parties to achieve Year 2000 compliance will not adversely affect the Company.

                                            PART II - OTHER INFORMATION
                                            ---------------------------




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

                            SIGNATURES
                            ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ADMIRAL FINANCIAL CORP. (Registrant)



Date:     May 12, 2000     By:  /s/ Wm. Lee Popham
                                -----------------------------------
                                Wm. Lee Popham, President


Date:     May 12, 2000     By:  /s/ Linda E. Baker
                                -----------------------------------
                                Linda E. Baker, Principal Financial
                                and Accounting Officer