Form 10-K
period 2000-06-30
ADMIRAL FINANCIAL CORP
filed 2000-09-28
CIK 828530

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2000

                                      OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ___________

                        Commission File Number 0-17214

                           ADMIRAL FINANCIAL CORP.
                           -----------------------
            (Exact name of registrant as specified in its charter)

        FLORIDA                                           59-2806414
        -------                                           ----------
(State of incorporation)				(I.R.S. Employer
                                                       Identification No.)

       7101 Southwest 67 Avenue
         South Miami, Florida                                33143
         --------------------                                -----
(Address of principal executive office)                    (Zip Code)

      Registrant's telephone number, including area code:  305-794-7707
                                                           ------------

      Securities registered pursuant to Section 12(b) of the Act:

                                   None
                                   ----

      Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                               (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___ .

	Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 26, 2000 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was $10,985.

Number of shares of common stock outstanding as of September 26, 2000, was 10,985,046.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None
                                    ----

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


     ADMIRAL FINANCIAL CORP. ("ADMIRAL"), an inactive corporation, is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified. Admiral has been a plaintiff in a Winstar-type action against the United States government in the United States Court of Federal Claims since 1993, wherein the Company seeks damages for the government's breach of a contract involving the Supervisory Goodwill and Regulatory Capital granted in connection with Admiral's previous acquisition of an insolvent savings and loan association in 1988.

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

     Admiral is presently conducting virtually no business operation, other than its efforts to effect a merger, exchange of capital stock, asset acquisition, recapitalization, or other similar business combination (a "Recapitalization") with an operating or development stage business which Admiral considers to have significant growth potential. Admiral has neither engaged in any operations nor generated any revenue since the confiscation of the Company's entire asset base by the United States government in 1990 (See Admiral's Winstar-type breach of contract litigation regarding Admiral's former supervisory goodwill position, discussed below). It receives no cash flow. Admiral anticipates no capital infusions prior to effectuating a Recapitalization. Until such time as Admiral effectuates a Recapitalization, with the exception of certain other professional fees and costs for such a transaction, Admiral currently expects that it will incur minimal future operating costs.

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

     Admiral acquired Haven on June 16, 1988. The acquisition occurred through a contributed property exchange, whereby Admiral issued 8,000,000 new common shares in exchange for assets (primarily real estate and a profitable business engaged in the purchase and redemption of Florida tax sale certificates) having fair market values of approximately $40 million, subject to approximately $27 million of mortgages and other liabilities, and less approximately $1 million of fees and expenses (necessary to provide the proper forms and documentation in accordance with government rules and regulations) during the ensuing sixteen month application and negotiation process with federal regulatory authorities, for a net fair value equity contribution of approximately $12 million. Admiral then contributed virtually all of these net assets and liabilities to the capital of Haven, while simultaneously issuing an additional 987,000 new common shares of Admiral to the former Haven shareholders, in exchange for 100% of the outstanding shares of Haven in an approved supervisory acquisition of an insolvent thrift institution. Admiral has had substantially no assets, and no operations other than its investment in Haven, and all active business operations were carried on through Haven.

     Prior to the consideration of any of the equity capital contributed by Admiral in the exchange, the fair value of Haven's liabilities assumed by Admiral, plus the cost of acquisition, was determined to have exceeded the fair market value of Haven's tangible assets acquired by approximately $14,902,000, of which approximately $5,374,000 was attributable to the estimated intangible value of Haven's deposit base and approximately $548,000 to the estimated intangible value of Haven's mortgage loan servicing portfolio. The balance of approximately $8,980,000 was recorded under generally accepted accounting principles (GAAP) by Haven as excess cost over net assets acquired (Goodwill). The acquisition was accounted for as if it occurred on June 30, 1988. The purchase method of accounting was used to record the acquisition and, accordingly, all assets and liabilities of Haven were adjusted to their estimated fair value as of the acquisition date.

    	By way of a Resolution (the Agreement) dated April 26, 1988, the Federal Home Loan Bank Board (FHLBB) approved the acquisition of control of Haven by Admiral. A condition of the Agreement authorizing the acquisition required that Admiral account for the acquisition of Haven under the purchase method of accounting, whereby an asset in the nature of Supervisory Goodwill would be calculated in accordance with the Regulatory Accounting Principles (RAP) then in effect. Supervisory Goodwill was realized, generally, to the extent of any previous negative net worth of the acquired insolvent thrift, plus the excess of the fair market values of the contributed assets over their respective historical costs. Haven's Supervisory Goodwill of approximately $20 million was, in accordance with the Agreement, to be amortized against future earnings over a period of twenty-five years.

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

     Admiral was required to record the supervisory acquisition transaction utilizing the purchase method of accounting, resulting in the recognition of Supervisory Goodwill of approximately $20 million.

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

    	For the fiscal year ended June 30, 1989, Haven experienced a Net Interest Income (similar to a Gross Profit for commercial business operations) of $1.635 million, as opposed to a Net Interest Expense of ($.163 million) for the fiscal year immediately preceding Admiral's supervisory acquisition of Haven. These results represented a significant turnaround for Haven during the first year of post-supervisory acquisition operations.

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

     The FHLBB, in a supervisory letter dated March 31, 1989, designated the Association as a "troubled institution" subject to the requirements of the office of Regulatory Activities Regulatory Bulletin 3a ("RB3a"). A troubled institution under RB3a is subject to various growth restrictions concerning deposit accounts and lending activities. Haven was directed to shrink its asset and deposit base, thereby assuring future operating losses.

    	As of March 31, 1989, Haven's regulatory capital fell approximately $580,000 below its minimum regulatory capital requirement, as the direct result of a $4.3 million real estate loss recorded on March 31, 1989. As of June 30, 1989, Haven's regulatory capital was approximately $2.3 million below the minimum regulatory requirement. This regulatory capital deficiency was a result of the Association's substantial operating losses incurred as a result of the directive from FHLBB supervisory personnel to shrink the assets and deposits of Haven, and the sale of certain parcels of contributed real estate, under circumstances that could only be described as a fire sale, at amounts which approximated predecessor cost, rather than at the substantially higher appraised values (which had previously been reviewed and approved by the appropriate regulatory authorities). In addition, due to Haven's inability to continue operations without a significant capital infusion or other source of recapitalization, the value of the Association's excess cost over net assets acquired (Goodwill) was considered permanently impaired and, accordingly, the entire balance was written off at June 30, 1989.

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

    	On August 5, 1993, Admiral filed a Complaint against the United States of America in the United States Court of Federal Claims, arising in part out of contractual promises made to Admiral by the United States' Government, acting through the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC") pursuant to their statutory supervisory authority over federally insured savings and loan institutions and savings banks (hereinafter referred to a "thrifts" or "thrift institutions"), and in part out of takings of property by the FHLBB and FSLIC in the course of
exercising that authority.    In this action, Admiral seeks (1) a declaration
that the government's actions constitute a repudiation and material breach of their contractual obligations to Admiral and, thereby, effect a taking of Admiral's property without just compensation and a deprivation of Admiral's property without due process of law, in violation of the Fifth Amendment, and
(2) compensatory damages for the United States' breach of contract, or (3) rescission of the contract and restitutionary relief, or (4) compensation for the taking of Admiral's property, or (5) damages for the deprivation of Plaintiffs' property without due process of law.

    	This action was stayed by order of the Court dated September 3, 1993, pending the en banc decision on rehearing of the Court of Appeal for the Federal Circuit in Winstar Corp., et al. v. United States, a pending action which Admiral management believes to contain a similar fact pattern.

    	On August 30, 1995, the United States Court of Appeals for the Federal Circuit, in an en banc decision, affirmed the summary judgment decisions by the Court of Federal Claims on the liability portion of the breach of contract claims against the United States in Winstar, and in two other similar cases (Statesman and Glendale) which had been consolidated for purposes of the appeal. In its Winstar decisions, the Court of Federal Claims found that an implied-in- fact contract existed between the government and Winstar, and that the government breached this contract when Congress enacted FIRREA. In Statesman and Glendale, that Court found that the Plaintiffs had express contracts with the government which were breached by the enactment of FIRREA.

    	The federal government appealed the Winstar decisions to the United States Supreme Court. On November 14, 1995, Admiral's action (and all other similar actions) was stayed by order of the Court, pending the outcome of that appeal.

    	On July 1, 1996, the United States Supreme Court concluded in Winstar that the United States is liable for damages for breach of contract, affirmed the summary judgment decisions in Winstar, and remanded the cases to the Court of Federal Claims for further hearings on the calculation of damages. The majority of the Court found no reason to question the Federal Circuit's conclusion that the Government had express contractual obligations to permit respondents to use goodwill and capital credits in computing their regulatory capital reserves. When the law as to capital requirements changed, the Government was unable to perform its promises and became liable for breach under ordinary contract principles.

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
        MATTERS.

    	Admiral's common stock currently trades on the Over-The-Counter Market (often referred to as the Pink Sheets) under the symbol ADFK.

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

    	From September 30, 1989 until October 1999, Admiral's shares were listed in the over-the-counter market on the OTC Bulletin Board. Admiral was notified in October 1999 that as an inactive Company, trading on the OTC Bulletin Board would no longer be allowed. There is currently no firm making an active market in Admiral's stock. The Company was notified of a change in the stock symbol from ADFC to ADFK in January 1999.

   	The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.

                                                      Ask             Bid
                                                 -------------   ---------------
                                                 High   Low      High        Low
                                                 ----   ---      ----        ---

	1999:
                First Quarter                     5/8   31/64     7/16       1/4
                Second Quarter                   17/32  31/64     9/32       1/32
                Third Quarter                     1/2    1/4      7/16       1/4
                Fourth Quarter                   17/32   1/4      1/4        1/8

	2000:
                First Quarter                     3/8    1/8      1/4        N/A
                Second Quarter                    3/8    N/A      5/32       0.01
                Third Quarter                    0.01   0.001    0.01        0.001
                Fourth Quarter                   0.01   0.001    0.001       0.001


     As of June 30, 2000, there were 497 stockholders of record.

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

     Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2000. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2000, 1999, 1998, 1997, and 1996. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.


                                                       Year ended June 30,
                                           ---------------------------------------
                                           2000      1999      1998      1997     1996
                                           ----      ----      ----      ----     ----
                                          (Dollars in thousands except per share data)

Admiral income                          $      0         0         0         0        0
Haven:
Interest income                              -         -         -         -       -
Interest expense                             -         -         -         -       -
                                          -------   -------   -------   -------  -------
	Net interest income
	before provision
	for loan losses
        (expense)                              0         0         0         0        0

Provision for loan losses                    -         -         -         -       -
                                          -------   -------   -------   -------  -------
	Net interest income
	(expense) after
	provision for
        loan losses                            0         0         0         0        0

	Loss before extraordinary
	item and cumulative effect
	of change in accounting
        principle                              0         0         0         0        0
Extraordinary item                           -         -         -         -       -
Cumulative effect of change in
        accounting principle                 -         -         -         -       -
                                          -------   -------   -------   -------  -------
                Net earnings (loss)     $      0         0         0         0        0
                                          =======   =======   =======   =======  =======

Earnings (loss) per share               $   0.00      0.00      0.00      0.00     0.00



                                                          Year ended June 30,
                                                          -------------------
                                               2000      1999      1998    1997    1996
                                               ----      ----      ----    ----    ----
                                             (Dollars in thousands except per share data)

Net assets of Haven                          $   -         -         -       -       -
Total assets                                      0         0         0       0       0
Net liabilities of Haven                         -         -         -       -       -
Total liabilities                                24        24        24      24      24
Total stockholders' equity (deficit)            (24)      (24)      (24)    (24)    (24)
Book value (deficit) per common share          (.00)     (.00)     (.00)   (.00)   (.00)
Number of offices of Admiral                                1         1       1       1       1



ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

    	Admiral was formed in 1987 and had no operations until its acquisition of Haven on June 16, 1988. Admiral's only significant asset was its investment in Haven. Admiral has been inactive since 1990.

Comparison of Years Ended June 30, 2000 and 1999
------------------------------------------------

     Admiral was inactive, and recorded no revenues or expenses during either period.



Comparison of Years Ended June 30, 1999 and 1998
------------------------------------------------

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


Year 2000
---------

    	Year 2000 Issue. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the Year 2000 issue), if not addressed, could have caused applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have had an adverse effect on the Company due to a Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which a Company must interact.

    	Compliance Program. In order to address the Year 2000 issue, Admiral had established a project team to assure that key automated systems and related processes will remain functional through year 2000. The team addressed the project in the following stages: (i) awareness, (ii) assessment, (iii) remediation, (iv) testing and (v) implementation of the necessary modifications. The key automated systems consisted of (a) management and financial systems applications, (b) hardware and equipment, (c) embedded chip systems and (d) third-party developed software. The evaluation of the Year 2000 issue included the evaluation of the Year 2000 exposure of third parties material to the operations of Admiral. If necessary, Admiral would have retained a consulting firm to assist with the review of its systems for Year 2000 issues.

    	Company State of Readiness. The awareness phase of the Year 2000 project began with a corporate-wide awareness program which continued to be updated throughout the life of the project. The assessment phase of the project involved, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting Admiral had been modified to be Year 2000 compliant. Admiral did not expect that responses from such third parties would be conclusive. As a result, management could not predict the potential consequences of these or other third parties that were not Year 2000 compliant. The exposure associated with Admiral's interaction with third parties is still currently being evaluated.

    	Costs to Address Year 2000 Compliance Issues. While the total cost to the Company of the Year 2000 project is still being evaluated, management currently estimates that the costs incurred by Admiral during 1999 and 1900 associated with assessing and testing applications, hardware and equipment, embedded chip systems, and third party developed software was less than $10. The Company expects that planned capital expenditures to replace existing financial system applications and hardware will substantially address its existing Year 2000 issues with financial system applications and hardware. To date, Admiral has not expended significant funds related to its Year 2000 compliance assessment.

    	Risk of Non-Compliance and Contingency Plans. The major applications which pose the greatest Year 2000 risks for Admiral if implementation of the Year 2000 compliance program is not successful are the Company's management systems, financial systems applications and related third-party software. Potential problems if the Year 2000 compliance program is not successful include disruptions of the Company's revenue gathering from and distribution to its customers and vendors and the inability to perform its other reporting, financial and accounting functions. To date, no such disruptions have been encountered, and none are expected.

    	The goal of the Year 2000 project was to ensure that all of the critical systems and processes which were under the direct control of the Company remained functional. However, because certain systems and processes may have been interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will continue to be successful. Accordingly, as part of the Year 2000 project, contingency and business plans were developed to respond to any failures as they may occur. Such contingency and business plans were scheduled to be completed during 1999. The costs to Admiral of the Year 2000 project have not had a material adverse effect on the Company's financial position, results of operations or cash flows. However, based on information available at this time, Admiral cannot conclude that any prospective failure of the Company or third parties to achieve Year 2000 compliance will not adversely affect the Company.





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

    	The following table sets forth, as of June 30, 2000, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.



                                                                        Officer
                                                                         And/or
                                                                        Director
     Name                Age            Position                         Since
     ----                ---            ---------------------            -----

Wm. Lee Popham            49            Chairman of the Board,           1987
                                        Chief Executive Officer
                                        and President

Linda E. Baker	        	  61		          Director, Vice President,	       1987
                                   					Secretary, and Treasurer

Charles E. Fancher, Jr.   50		          Director		                    		 1988



    	Certain background information for each director is set forth below.

    	WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He has also been an independent corporate planning and acquisition consultant since 1996, as well as the Chief Financial Officer of Daniel Electrical Contractors, Inc., Miami, Florida, (a wholly-owned electrical contractor subsidiary of Integrated Electrical Services, Inc., Houston, Texas, NYSE-IEE) since January 1999, and a Senior Sales Associate with Arvida Realty, Miami, Florida, since 1997. He had also served as Chairman of the Board and President of Caesar Creek Holdings, Inc. (CCH), Miami, Florida
(a financial acquisition company) since June 1985, and in various other officer and director positions with several subsidiaries and affiliates of CCH, until its liquidation in December 1989. He has also served as a Director and Secretary-Treasurer of Jeanne Baker, Inc., a real estate brokerage company located in Dade County, Florida, since 1973, and was actively employed by that Company from 1990 until its sale in 1996. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc. (AMEX-RVR), Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares were traded on the American Stock Exchange until its sale to Budget Group, Inc.(NYSE-BD), from 1984 until 1991.

     LINDA E. BAKER has served as Vice President, Secretary and Treasurer of Admiral since its inception in April 1987. She has also served as Vice President, Secretary and Treasurer of CCH, Miami, Florida (a financial acquisition company) from June 1985 until its liquidation in December 1989, and in various other officer and director positions with several subsidiaries and affiliates of CCH. Ms. Baker has been employed as Office/Personnel Manager at Trivest, Inc., Miami, Florida, an investment holding company, since January 1990. She was Vice President and Secretary of First Atlantic Capital Corporation, Miami, Florida (an investment company) from October 1983 to June 1985. Prior thereto, she was a Manager with the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida. Ms. Baker is a Certified Public Accountant.

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

Cash Compensation

    	The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 2000.


                Name and                     Annual Compensation Awards
                                             --------------------------
           Principal Position              Year       Salary       Bonus    Other
           ------------------              ----       ------       -----    -----

           Wm. Lee Popham                  2000      $  ---         ---      ---
           Chairman and President          1999         ---         ---      ---
           Chief Executive Officer         1998         ---         ---      ---


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

    	There have been no grants of any rights or options to any director, officer or employee of Admiral or any affiliate. The Company expects to distribute such option grants in the event of any Recapitalization transaction.


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

    	The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 2000 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

                                                    Amount and      Percent
                                                    Nature of         of
              Name and Address of                   Beneficial      Common
                Beneficial Owner                    Ownership        Stock
              -------------------                   ---------        -----

Wm. Lee Popham (l)		                            				1,923,684	      17.51%
7101 Southwest 67 Avenue
South Miami, Florida 33143

Ti-Aun Plantations, N.V.			                       		  889,007	      8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)	                           					  668,651	      6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

Linda E. Baker	 	                             				 	  150,120	      1.37%
Suite 800
2665 South Bayshore Drive
Coconut Grove, Florida 33133

Charles E. Fancher, Jr.  		                      			   12,000	       *
2844 Chucunantah Road
Coconut Grove, Florida 33133

All directors and
   executive officers as a group (3 persons)        2,085,804      18.99%


--------
*  Less than one percent

(1)	   Includes 46,278 shares held in a testamentary trust for members of Wm.
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

                                   PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                             ADMIRAL FINANCIAL CORP.

                                   INDEX

(a.) 1.  Admiral Financial Corp.:				                           		Page
                                                                  ----

	Statement Regarding Sec. 210.3-11 of Regulation S-K	             F-1

	Consolidated Balance Sheets as of June 30, 2000 and 1999	        F-2

	Consolidated Statement of Operations for the three years
   ended June 30, 2000                                            F-3

	Consolidated Statement of Stockholders' (Deficit) Equity
 		for the three years ended June 30, 2000			                     F-4

	Consolidated Statement of Cash Flows for the three years
   ended June 30, 2000                                            F-5

	Notes to Consolidated Financial Statements		                    	F-6



(a.) 2. There are no financial statement schedules required to be filed by Item 8 of this Form 10-K, or by paragraph (d) of Item 14.


(a.) 3.  Exhibits

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

        	(10)	  Admiral hereby incorporates by reference the sections entitled
                Appendix A - Agreement and Plan of Reorganization, as amended, dated October 26, 1987, and related Agreement and Plan of
                Merger, as amended and Contributed Property Exchange Offer contained in Haven's Prospectus/Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in
                connection with Haven's special meeting held on June 3, 1988.

        	(11)	  Not applicable.

        	(12)	  Not applicable.

        	(13)	  Not applicable.

        	(16)	  Not applicable.

        	(18)	  Not applicable.

        	(21)  	Admiral's sole subsidiary has been Haven Federal Savings and
                Loan Association.  The assets and liabilities of Haven were confiscated by the federal government on March 2, 1990.

        	(22)  	Not applicable.

        	(23)  	Not applicable.

        	(24)	  Not applicable.

        	(27)	  Financial Data Schedule attached.

        	(28)	  Not applicable.

       	 (99)	  Not applicable.


(b.)	   Admiral filed no reports on Form 8-K during the fiscal year ended
        June 30, 2000.


(c.)	   The exhibits required by Item 601 of Regulation S-K are included in
        (a) (3) above.

                                   SIGNATURES

    	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              ADMIRAL FINANCIAL CORP.



                                              By  /s/ Wm. Lee Popham
                                                 ------------------------
                                                 Wm. Lee Popham, President and
Date: September 26, 2000                            Chief Executive Officer



    	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




     Signature                          Title                     Date
     ---------                          -----                     ----

/s/ Wm. Lee Popham               Chairman of the Board       September 26, 2000
----------------------------
Wm. Lee Popham                   Of Directors, Chief
Chairman and President           Executive Officer, and
Principal Executive Officer      President



/s/ Linda E. Baker               Director, Vice President,   September 26, 2000
----------------------------
Linda E. Baker                   Secretary And Treasurer
Principal Financial Officer



/s/ Charles E. Fancher, Jr.      Director                    September 26, 2000
----------------------------
Charles E. Fancher, Jr.



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

                            ADMIRAL FINANCIAL CORP.
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets



                Assets                               June 30, 2000               June 30, 1999
                ------                               -------------               -------------
                                                      (Unaudited)                 (Unaudited)

Cash                                                  $             0       $           0
Prepaid expenses and other assets                                   0                   0
Net assets of Haven Federal Savings and
Loan Association (note 2)                                           0                   0
                                                       --------------            --------------
Total assets                                          $             0       $           0
                                                       ==============            ==============





Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities                $        23,890           $        23,890
Net liabilities of Haven Federal Savings
       and Loan Association (note 2)                                0                         0
                                                       --------------            --------------
Total liabilities                                              23,890                    23,890

Preferred stock, $.01 par value.  Authorized
       6,000,000 shares, none outstanding

Common stock, $.001 par value,
       50,000,000 shares authorized
       10,987,000 shares issued                                10,987                    10,987
       Treasury stock, 1,954 and 1,954 shares,
       at cost                                                      0                         0
Additional paid-in capital                                    680,710                   680,710
Deficit                                                      (715,587)                 (715,587)
                                                       --------------            --------------
Total stockholders' (deficit) equity                          (23,890)                  (23,890)
                                                       --------------            --------------
	Total liabilities and stockholders'
                (deficit) equity                      $             0           $             0
                                                       ==============            ==============




See accompanying notes to consolidated financial statements.

                           ADMIRAL FINANCIAL CORP.
                               AND SUBSIDIARY

                   Consolidated Statements of Operations
                                 (Unaudited)





                                                        Years Ended June 30,
                                                  ---------------------------------------
                                                 2000              1999               1998
                                               -------            -------            -------

REVENUES:

Interest Income                              $       0          $       0          $       0
Other income                                      --                --                  --
                                             ---------          ---------          ---------
Total income                                         0                  0                  0

EXPENSES:

Employee Compensation                             --                --                  --
Other Expense                                        0                  0                  0
                                             ---------          ---------          ---------
Total expense                                        0                  0                  0


Loss from discontinued operation (note 2)            0                  0                  0
                                             ---------          ---------          ---------

Net loss                                     $       0          $       0          $       0
                                             =========          =========          =========
Loss per share                               $    0.00          $    0.00          $    0.00
                                             =========          =========          =========

Dividend  per share                               --                --                  --
                                             =========          =========          =========

Weighted  average number
of shares outstanding                       10,985,046         10,985,046         10,985,046
                                            ==========         ==========        ===========



See accompanying notes to consolidated financial statements

                           ADMIRAL FINANCIAL CORP.
                               AND SUBSIDIARY


                      Consolidated Statement of Stockholders'
                               (Deficit) Equity

                        For the years ended June 30, 2000


                                                 Common Stock             Additional         Retained
                                           Issued and Outstanding           Paid-In          Earnings
                                           ----------------------
                                           Shares          Amount           Capital          (Deficit)
                                           ------          ------           -------          ---------

Balance at June 30, 1988                 10,985,046     $  10,987         $ 680,710       $        -

   Net loss for the year                                      -                 -          (13,813,316)
                                         ----------        ------           -------        -----------
Balance at June 30, 1989                 10,985,046        10,987           680,710        (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities                                 -                 -           13,238,189

   Net loss for the year                                      -                 -              (79,030)
                                         ----------        ------           -------        -----------

Balance at June 30, 1990                 10,985,046     $  10,987         $ 680,710       $   (654,157)

   Net loss for the year                                                                       (21,043)
                                         ----------        ------           -------        -----------

Balance at June 30, 1991                 10,985,046     $  10,987         $ 680,710       $   (675,200)

    Net loss for the year                                                                      (20,194)
                                         ----------        ------           -------        -----------

Balance at June 30, 1992                 10,985,046     $  10,987         $ 680,710       $   (695,394)

    Net loss for the year                                                                      (20,193)
                                         ----------        ------           -------        -----------


Balance at June 30, 1993, 1994,
	 1995, 1996, 1997 , 1998,
         1999, and 2000                  10,985,046     $  10,987         $ 680,710       $   (715,587)
                                         ==========        ======           =======         ==========



See accompanying notes to consolidated financial statements.

                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                    Consolidated Statements of Cash Flows
                                (Unaudited)


                                                                     Year Ended June 30
                                                         ------------------------------------------
                                                            2000          1999             1998
                                                          -------        -------          -------
Cash flows from operating activities:

Net loss                                                  $      0        $      0        $      0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
    Haven Federal after retroactive disallowance
    of agreed supervisory goodwill and regulatory capital
Decrease in prepaid expenses and other assets
Decrease (increase) in net assets of
   Haven Federal
(Decrease) in accrued expenses and other liabilities
(Decrease) Increase in net liabilities of
   Haven Federal
Amortization of organization expenses                            0               0               0
                                                           -------         -------         -------

Net cash provided (used) by operating activities                 0               0               0

Cash and cash equivalents, beginning of year                     0               0               0
                                                           -------         -------         -------

Cash and cash equivalents, end of year                    $      0        $      0         $     0
                                                           =======         =======          ======



See accompanying notes to consolidated financial statements

                            ADMIRAL FINANCIAL CORP.
                               AND SUBSIDIARY

                 Notes to Consolidated Financial Statements



(1)	    Organization and Regulatory Matters
        -----------------------------------

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

        On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was signed into law. FIRREA imposed, by no later than December 7, 1989, more stringent capital requirements upon savings institutions than those currently in effect. In addition, FIRREA included provisions for changes in the Federal regulatory structure for institutions including a new deposit insurance system, increased deposit insurance premiums and restricted investment activities with respect to non-investment grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing- related assets in order to qualify as an insured institution.

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



(2)	    Summary of Significant Accounting Policies
        ------------------------------------------

        (a)     Basis of Presentation
                ---------------------

        The accompanying balance sheets as of June 30, 2000 and 1999, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. Due to Haven's status as a discontinued operation, as discussed in note 1, the Association's net assets, net liabilities, and net losses from operations have been presented in the aggregate. The consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years prior to 1990 included the accounts of Admiral and the Association. All significant intercompany transactions have been eliminated in consolidation.

        (b)     Office Properties and Equipment
                -------------------------------

        All office properties and equipment were sold when the offices of the Company were closed during the fiscal year ended June 30, 1990, and the proceeds from such sales are reflected as "other income."


        (c)     Income Taxes
                ------------

        Admiral and its wholly-owned subsidiary file a consolidated tax return. Taxes are provided on all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes, except for income representing a permanent difference.


        (d)     Real Estate
                -----------

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


        (e)     Excess Cost Over Net Assets Acquired and Other Intangibles
                ----------------------------------------------------------

        The excess cost over net assets acquired was amortized by the interest method over the estimated lives of the long-term, interest-bearing assets acquired. The remaining unamortized excess cost over net assets acquired was written off at June 30, 1989 (see note 1).


        (g)     Cash and Cash Equivalents
                -------------------------

        For the purpose of the statement of cash flows, cash and cash equivalents include the accounts of Admiral.


(3)	    Purchase Accounting
        -------------------

        At June 30, 1989, the remaining unamortized excess cost over net assets acquired of $7,768,074 was written off and charged to operations
        (see note 1).


(4)	    Income Taxes
        ------------

        At June 30, 2000 and 1999, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,447,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,095,000, respectively, for state income tax purposes to offset future taxable income.

        These carryforwards were scheduled to expire in future years as follows:



                                     Year ending
                                       June 30,                  Federal                 State
                                       --------                  -------                 -----

                                        1990                  $  2,348,000           $  2,304,000
                                        1991                     2,984,000              2,941,000
                                    				1992                  		 5,360,000	            	5,230,000
                                    				2001                   	 1,549,000		            1,537,000
                                   					2002			                  1,288,000	         	   1,288,000
                                    				2004 	                   7,468,000		            7,128,000
                                                             -------------          -------------
Net operating loss
  carryforwards, June 30, 1989:                                 20,997,000             20,428,000
  Less: 1990 Expirations                                        (2,348,000)            (2,304,000)
                                        2005                        79,000                 79,000
                                                             -------------         --------------
Net operating loss
  carryforwards, June 30, 1990:                                 18,728,000             18,203,000
  Less: 1991 Expirations                                        (2,984,000)            (2,941,000)
                                        2006                        21,000                 21,000
                                                             -------------         --------------
Net operating loss
  carryforwards, June 30, 1991                                  15,765,000              15,283,000
  Less: 1992 Expirations                                        (5,360,000)             (5,230,000)
                                        2007                        21,000                  21,000
                                                             -------------         ---------------
Net operating loss
  carryforwards, June 30, 1992                                 $10,426,000             $10,074,000
                                        2008                        21,000                  21,000
                                                             -------------         ---------------
Net operating loss
  carryforwards, June 30,
  1993, 1994, 1995, 1996,
  1997, 1998, 1999 and 2000                                    $10,447,000             $10,095,000
                                                             =============         ===============


        The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 2000, 1999, 1998, 1997, 1996, 1995,
        1994, 1993, 1992, 1991 and 1990. While the confiscation of the assets and liabilities of Haven may have resulted in a taxable event, management believes that any taxable income resulting from such confiscation of assets and liabilities should not exceed the available net operating loss carryforwards.

        The net operating loss carryforwards expiring through 2002 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 2000 and 1999, such purchased loss carryforwards remaining amounted to approximately $2,837,000 and $2,837,000, respectively.


(5)	    Disposal of the Association Assets and Liabilities
        --------------------------------------------------

        The net assets and net liabilities of Haven were confiscated by the federal government on March 2, 1990.



(6)	Commitments and Contingencies
        -----------------------------

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