Form 10-Q
period 2000-09-30
ADMIRAL FINANCIAL CORP
filed 2000-11-14
CIK 828530

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

         Yes   [ X ]                                   No [  ]


                         Common Stock $.001 Par Value
             Outstanding Shares at September 30, 2000: 10,985,046

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
                                             --------------------------------


                            ADMIRAL FINANCIAL CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
                                  ($Dollars)


     Assets                                              September 30, 2000  June 30,2000
     ------                                              ------------------  ------------
                                                             (Unaudited)      (Unaudited)
Cash                                                     $          0          $        0
Prepaid expenses and other assets                                   0                   0
Net assets of Haven Federal Savings and
     Loan Association (notes 1 and 2)                               0                   0
                                                            ---------           ---------
          Total assets                                   $          0          $        0
                                                            =========           =========

Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities                   $     23,890          $   23,890
Net liabilities of Haven Federal Savings
     and Loan Association (notes 1 and 2)                           0                   0
                                                            ---------           ---------
          Total liabilities                                    23,890              23,890


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

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------

                    ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                     Consolidated Statements of Operations
                                  (Unaudited)



                                          Three Months Ended Sept 30
                                     -------------------------------------
                                          2000                 1999
                                        -------               -------
Interest Income                                 0                    0
Other income                                    0                    0
                                        ---------            ---------
     Total income                               0                    0

Expense
     Employee Compensation                      0                    0
     Other                                      0                    0
                                        ---------            ---------
     Total expense                              0                    0


     Loss from discontinued
          operation (note 2)                    0                    0
                                        ---------            ---------
Net loss                               $        0                    0
                                        =========            =========
Loss per share                         $     0.00           $     0.00
                                        =========            =========
Dividend per share                         --                   --
                                        =========            =========
Weighted average number
   of shares outstanding               10,985,046           10,985,046
                                       ==========           ==========




          See accompanying notes to consolidated financial statements

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------

                    ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                              Three Months Ended Sept 30
                                                       ---------------------------------------
                                                              2000               1999
                                                            -------             -------

Cash flows from operating activities:

Net loss                                                   $        0         $         0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital            0                   0
Decrease in prepaid expenses and other assets                       0                   0
Decrease (increase) in net assets of
   Haven Federal                                                    0                   0
(Decrease) in accrued expenses and other liabilities                0                   0
(Decrease) Increase in net liabilities of
   Haven Federal                                                    0                   0
Amortization of organization expenses                               0                   0
                                                           ----------         -----------
Net cash provided (used) by operating activities                    0                   0

Cash and cash equivalents, beginning of year                        0                   0
                                                           ----------         -----------
Cash and cash equivalents, end of quarter                  $        0         $         0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 2000 and 1999.

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

     No officer or director of Admiral is paid any type of compensation by Admiraland presently, there are no arrangements or anticipated arrangements to pay any type of compensation to any officer or director in the near future. Admiral expects that it will meet its cash requirements until such time as a Recapitalization occurs. However, in the event Admiral depletes its present cash reserves, Admiral may cease operations and a Recapitalization may not occur. There are no agreements or understandings of any kind with respect to ny loans from officers or directors of Admiral on the Company's behalf.

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


Comparison of Three Months Ended September 30. 2000 and 1999
------------------------------------------------------------

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


                                   ADMIRAL FINANCIAL CORP. (Registrant)




Date:     November 14, 2000        By:  /s/ Wm. Lee Popham
                                   ----------------------------------------
                                   Wm. Lee Popham, President


Date:     November 14, 2000        By:  /s/ Linda E. Baker
                                   ----------------------------------------
                                   Linda E. Baker, Principal Financial
                                   and Accounting Officer