Form 10-Q
period 2000-12-31
ADMIRAL FINANCIAL CORP
filed 2001-02-15
CIK 828530

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000
                                              -----------------

                                      OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from .......... to ............


                          Commission File Number 0-17214
                                                 -------

                              ADMIRAL FINANCIAL CORP.
                              -----------------------

         State of Florida                            I.R.S. No. 59-2806414
         ----------------                            ---------------------

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

         Yes   [ X ]                                   No [  ]


                         Common Stock $.001 Par Value
             Outstanding Shares at December 31, 2000: 10,985,046

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



     Assets                                              December 31, 2000   June 30,2000
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

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------

                    ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                     Consolidated Statements of Operations
                                  (Unaudited)



                                          Three Months Ended Dec 31             Six Months Ended December 31
                                     -------------------------------------   ---------------------------------
                                          2000                 1999              2000                 1999
                                        -------               -------          -------               -------
Interest Income                                 0                    0                0                    0
Other income                                    0                    0                0                    0
                                        ---------            ---------          ---------            ---------
     Total income                               0                    0                0                    0

Expense
     Employee Compensation                      0                    0                0                    0
     Other                                      0                    0                0                    0
                                        ---------            ---------          ---------            ---------
     Total expense                              0                    0                0                    0


     Loss from discontinued
          operation (note 2)                    0                    0                0                    0
                                        ---------            ---------          ---------            ---------
Net loss                               $        0                    0       $        0                    0
                                        =========            =========          =========            =========
Loss per share                         $     0.00           $     0.00       $     0.00           $     0.00
                                        =========            =========          =========            =========
Dividend per share                         --                   --                 --                   --
                                        =========            =========          =========            =========
Weighted average number
   of shares outstanding               10,985,046           10,985,046         10,985,046           10,985,046
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


                                                              Six Months Ended Dec 31
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

Note 2. The net assets of Admiral=s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2000 and 1999.

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------


                ITEM 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations


General
-------

        ADMIRAL FINANCIAL CORP. ("ADMIRAL"), an inactive corporation, is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified. Admiral has been a plaintiff in a AWinstar-type@ action against the United States government in the United States Court of Federal Claims since 1993, wherein the Company seeks damages for the government=s breach of a contract involving the Supervisory Goodwill and Regulatory Capital granted in connection with Admiral=s previous acquisition of an insolvent savings and loan association in 1988.

        Admiral is presently conducting virtually no business operation, other than its efforts to effect a merger, exchange of capital stock, asset acquisition, recapitalization, or other similar business combination (a "Recapitalization") with an operating or development stage business which Admiral considers to have significant growth potential. Admiral has neither engaged in any operations nor generated any revenue since the confiscation of the Company=s entire asset base by the United States government in 1990 (See Admiral=s AWinstar@-type breach of contract litigation regarding Admiral=s former supervisory goodwill position, discussed below). It receives no cash flow. Admiral anticipates no capital infusions prior to effectuating a Recapitalization. Until such time as Admiral effectuates a Recapitalization, with the exception of certain other professional fees and costs for such a transaction, Admiral expects that it will incur minimal operating costs throughout the current fiscal year.

        No officer or director of Admiral is paid any type of compensation by Admiral and presently, there are no arrangements or anticipated arrangements to pay any type of compensation to any officer or director in the near future. Admiral expects that it will meet its cash requirements until such time as a Recapitalization occurs. However, in the event Admiral depletes its present cash reserves, Admiral may cease operations and a Recapitalization may not occur. There are no agreements or understandings of any kind with respect to any loans from officers or directors of Admiral on the Company=s behalf.

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

        Admiral Financial Corp. was formed in 1987 to acquire an insolvent savings and loan association in a supervisory acquisition solely with private investment funds, and without the benefit of any federal assistance payments. Admiral acquired Haven Federal Savings and Loan Association of Winter Haven, Florida on June 16, 1988. In that acquisition transaction, Admiral issued 8,000,000 new common shares in exchange for assets (primarily real estate and a profitable business engaged in the purchase and redemption of Florida tax sale certificates) having a fair market value of approximately $40 million, subject to approximately $27 million of mortgages and other liabilities, and less approximately $1 million of fees and expenses (necessary to provide the proper forms and documentation in accordance with government rules and regulations), for a net equity contribution of approximately $12 million. Admiral then contributed virtually all of these net assets and liabilities to the capital of Haven, plus an additional 987,000 new common shares of Admiral, which were simultaneously issued in exchange for 100% of the outstanding shares of Haven in an approved Asupervisory acquisition" of an insolvent thrift institution. Admiral has had substantially no assets or operations other than its investment in Haven.

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

        On August 5, 1993, Admiral filed a Complaint against the United States of America in the United States Court of Federal Claims, arising in part out of contractual promises made to Admiral by the United States' Government, acting through the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC") pursuant to their statutory supervisory authority over federally insured savings and loan institutions and savings banks (hereinafter referred to a "thrifts" or "thrift institutions"), and in part out of takings of property by the FHLBB
and FSLIC in the course of exercising that authority.    In this action,
Admiral seeks (1) a declaration that the government's actions constitute a repudiation and material breach of their contractual obligations to Admiral and, thereby, effect a taking of Admiral's property without just compensation and a deprivation of Admiral's property without due process of law, in violation of the Fifth Amendment, and (2) compensatory damages for the United States' breach of contract, or (3) rescission of the contract and restitutionary relief, or (4) compensation for the taking of Admiral's property, or (5) damages for the deprivation of Plaintiffs' property without due process of law.@

        This action was stayed by order of the Court dated September 3, 1993, pending the en banc decision on rehearing of the Court of Appeal for the Federal Circuit in Winstar Corp., et al. v. United States, a pending action which Admiral management believes to contain a substantially similar fact pattern.

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

        The federal government appealed the Winstar decisions to the United States Supreme Court. On November 14, 1995, Admiral=s action (and all other similar actions) was stayed by order of the Court, pending the outcome of that appeal.

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

        Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. While the Supreme Court's ruling in U.S. v. Winstar Corp., et al., serves to support Admiral's legal claims in its pending lawsuit against the federal government, it is not possible at this time to predict what effect the Supreme Court=s ruling, and the subsequent rulings of a lower court concerning damages, will have on the outcome of Admiral=s lawsuit. Notwithstanding the Supreme Court=s ruling, there can be no assurance that Admiral will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery.

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



Comparison of Three Months Ended December 31. 2000 and 1999
-----------------------------------------------------------

Admiral was inactive, and recorded no revenues or expenses during either period.




Comparison of Six Months Ended December 31. 2000 and 1999
---------------------------------------------------------

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


                                        ADMIRAL FINANCIAL CORP. (Registrant)




Date:   February 15, 2001            By: /s/ Wm. Lee Popham
                                         ------------------------
                                         Wm. Lee Popham, President


Date:   February 15, 2001            By: /s/ Linda E. Baker
                                         ------------------------
                                         Linda E. Baker, Principal Financial
                                         and Accounting Officer