Form 10-Q
period 2001-03-31
ADMIRAL FINANCIAL CORP
filed 2001-05-17
CIK 828530

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001
                                              --------------

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

         Yes   [ X ]                                   No [  ]


                         Common Stock $.001 Par Value
             Outstanding Shares at March 31, 2001: 10,985,046

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
                                             --------------------------------


                            ADMIRAL FINANCIAL CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
                                  ($Dollars)



                                  Three Months Ended Mar 31      Nine Months Ended Mar 31
                                  -------------------------      ------------------------
                                     2001           2000            2001         2000
                                    ------         ------          ------       ------

Interest Income                          0              0               0             0
Other income                             0              0               0             0
                                 ---------      ---------       ---------     ---------
     Total income                        0              0               0             0

Expense
     Employee Compensation               0              0               0             0
     Other                               0              0               0             0
                                 ---------      ---------       ---------     ---------

     Total expense                       0              0               0             0

     Loss from discontinued
          operation (note 2)             0              0               0             0
                                 ---------      ---------       ---------     ---------
Net loss                        $        0              0               0             0
                                 =========      =========       =========     =========

Loss per share                  $     0.00     $     0.00      $     0.00    $     0.00
                                 =========      =========       =========     =========

Dividend per share                    ---            ---             ---           ---
                                 =========      =========       =========     =========

Weighted average number
   of shares outstanding        10,985,046     10,985,046      10,985,046    10,985,046
                                ==========     ==========      ==========    ==========



   See accompanying notes to consolidated financial statements

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------

             ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                            Nine Months Ended March 31
                                                            --------------------------
                                                              2001              2000
                                                             ------            ------

Cash flows from operating activities:

  Net loss                                                  $     0           $     0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital          0                 0
Decrease in prepaid expenses and other assets                     0                 0
Decrease (increase) in net assets of
   Haven Federal                                                  0                 0

(Decrease) in accrued expenses and other liabilities              0                 0
(Decrease) Increase in net liabilities of
   Haven Federal                                                  0                 0
Amortization of organization expenses                             0                 0
                                                           --------          --------
Net cash provided (used) by operating activities                  0                 0

Cash and cash equivalents, beginning of year                      0                 0
                                                           --------          --------
Cash and cash equivalents, end of quarter                  $      0          $      0
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

Note 2. The net assets of Admiral=s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 2001 and June 30, 2000.

                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------

ITEM 2 - Management's Discussion and Analysis
         of Consolidated Financial Condition and Results of Operations
         -------------------------------------------------------------

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

A condition to the Federal Home Loan bank Board (AFHLBB@) Resolution approving the acquisition of control of Haven by Admiral (the AAgreement@) required that Admiral account for the acquisition of Haven under the Apurchase@ method of accounting, whereby an asset in the nature of AGoodwill" would be realized, generally, to the extent of any previous negative net worth of the acquired insolvent thrift, plus the excess of the fair market values of the contributed assets over their respective historical costs. Haven's regulatory goodwill of approximately $20 million was, in accordance with the Agreement, to be amortized against earnings over a period of twenty-five years.

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

At all times during Admiral=s control , Haven was successful in meeting the real estate liquidation requirements imposed by the Agreement, including any extensions of time granted thereunder. However, Haven experienced a $4.3 million erosion of its regulatory capital due in large part to losses sustained as a result of liquidating the real estate under the "fire sale" conditions imposed by the Agreement. Generally accepted accounting principles would normally have required any losses from the sale of the contributed assets to have been added to the balance of supervisory goodwill, and amortized over the same twenty-five year period. However, with the introduction of FIRREA and the disallowance of all previously bargained for Supervisory Goodwill, the treatment became moot. This loss, if added together with other operating losses and goodwill amortization expenses, might have caused Haven to fail to meet its minimum capital requirement as of March 31, 1989 and at all times thereafter. Admiral and Haven continued to abide by the Agreement entered into with the FHLBB, to its financial detriment, in spite of the United States government's assertion that the enactment of FIRREA retroactively eliminated the need for the government (or any of its instrumentalities) to live up to any express or implied agreements which may have been contrary to the subsequent legislation, without the necessity of the retroactive return of Admiral's $13+ million of net capital and expenses invested in Haven.

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

On July 1, 1996, the United States Supreme Court concluded in
Winstar that the United States is liable for damages for breach of contract, affirmed the summary judgment decisions in Winstar, and remanded the cases to the Court of Federal Claims for further hearings on the calculation of damages. The majority of the Court found Ano reason to question the Federal Circuit=s conclusion that the Government had express contractual obligations to permit respondents to use goodwill and capital credits in computing their regulatory capital reserves. When the law as to capital requirements changed, the Government was unable to perform its promises and became liable for breach under ordinary contract principles.@

Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral=s litigation proceedings has been lifted. While the Supreme Court=s ruling in U.S. v. Winstar Corp., et al., serves to support Admiral=s legal claims in its pending lawsuit against the federal government, it is not possible at this time to predict what effect the Supreme Court=s ruling, and the subsequent rulings of a lower court concerning damages, will have on the outcome of Admiral=s lawsuit. Notwithstanding the Supreme Court=s ruling, there can be no assurance that Admiral will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery.

Since Haven was the only significant asset owned by Admiral, the Admiral common stock has little or no continuing value.


Liquidity and Capital Resources
-------------------------------

Admiral is currently inactive, and awaiting the ultimate outcome and results of the Company=s Winstar-type litigation against the United

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



Comparison of Three Months Ended March 31. 2001 and 2000
--------------------------------------------------------

Admiral was inactive, and recorded no revenues or expenses during the period.


Comparison of Nine Months Ended March 31. 2001 and 2000
-------------------------------------------------------

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


                                   ADMIRAL FINANCIAL CORP. (Registrant)




Date:     May 16, 2001             By:  /s/ Wm. Lee Popham
                                   ----------------------------------------
                                   Wm. Lee Popham, President



Date:     May 16, 2001             By:  /s/ Linda E. Baker
                                   ----------------------------------------
                                   Linda E. Baker, Principal Financial
                                   and Accounting Officer