Form 10-K
period 2001-06-30
ADMIRAL FINANCIAL CORP
filed 2001-09-25
CIK 828530

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2001

                                    OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___________ to

                        Commission File Number 0-17214

                           ADMIRAL FINANCIAL CORP.
                           -----------------------
          (Exact name of registrant as specified in its charter)

         FLORIDA                                    59-2806414
        ---------                                  -----------
 (State of incorporation)                       (I.R.S. Employer
                                              Identification No.)
      7101 Southwest 67 Avenue
        South Miami, Florida                          33143
      ------------------------                       -------
(Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code:  305-669-6117
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

    Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 24, 2001 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was $10,985.

Number of shares of common stock outstanding as of September 24, 2001, was 10,985,046.

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

                                PART I
                                ------

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

    Haven was a Federally chartered stock savings and loan association that had been conducting its business in Winter Haven, Florida, since 1964. In addition to its main office, Haven had four branch offices in Polk County, which were located in central Florida. A large portion of the population of Polk County consists of retired persons on fixed incomes so that the operations of the

Association were dependent primarily on the needs of this community and were relatively unaffected by the prosperity of any of the businesses located in its primary market area.

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

                                PART II
                                -------

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS.

    Admiral's common stock currently trades on the Over-The-
Counter Market (often referred to as the Pink Sheets) under the symbol ADFK.

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

    The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.

                                            Ask              Bid
                                      --------------    -------------
                                      High       Low    High      Low
                                      ----      ----    ----     ----
2000:
     First Quarter                     3/8     1/8       1/4       N/A
     Second Quarter                    3/8     N/A      5/32       0.01
     Third Quarter                     0.01  0.001      0.01      0.001
     Fourth Quarter                    0.01  0.001     0.001      0.001

2001:
     First Quarter                     0.01  0.001     0.001        N/A
     Second Quarter                    0.01  0.001     0.001        N/A
     Third Quarter                     0.01  0.001     0.001        N/A
     Fourth Quarter                    0.01  0.001     0.001        N/A



    As of June 30, 2001, there were 497 stockholders of record.

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

    Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2001. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2001, 2000, 1999, 1998, and 1997. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

                                         Year ended June 30,
                                 ------------------------------------
                                 2001    2000    1999    1998    1997
                                 ----    ----    ----    ----    ----
                             (Dollars in thousands except per share data)

Admiral income                 $    0       0       0       0       0
Haven:
Interest income                     -       -       -       -       -
Interest expense                    -       -       -       -       -
     Net interest income
     before provision
     for loan losses
     (expense)                      0       0       0       0       0

Provision for loan losses           -       -       -       -       -
     Net interest income
     (expense) after
     provision for
     loan losses                    0       0       0       0       0

     Loss before extraordinary
     item and cumulative effect
     of change in accounting
     principle                      0       0       0       0       0
Extraordinary item                  -       -       -       -       -
Cumulative effect of change in
     accounting principle           -       -       -       -       -

          Net earnings (loss)  $    0       0       0       0       0
                               ======   =====  ======  ======  ======
Earnings (loss) per share      $ 0.00    0.00    0.00    0.00    0.00



                                              Year ended June 30,
                                     ------------------------------------
                                     2001    2000    1999    1998    1997
                                     ----    ----    ----    ----    ----
                                (Dollars in thousands except per share data)

Net assets of Haven                 $    -       -      -       -       -
Total assets                             0       0      0       0       0
Net liabilities of Haven                 -       -      -       -       -
Total liabilities                       24      24     24      24      24
Total stockholders' equity (deficit)   (24)    (24)   (24)    (24)    (24)
Book value (deficit) per common share (.00)   (.00)  (.00)   (.00)   (.00)
Number of offices of Admiral             1       1      1       1       1

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

    Admiral was formed in 1987 and had no operations until its acquisition of Haven on June 16, 1988. Admiral's only significant asset was its investment in Haven. Admiral has been inactive since 1990.


Comparison of Years Ended June 30, 2001 and 2000
------------------------------------------------

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

                                 PART III
                                 --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth, as of June 30, 2001, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.
                                                                Officer
                                                                And/or
                                                               Director
Name                        Age         Position                Since
----                        ---         --------               -------

Wm. Lee Popham               50         Chairman of the Board,    1987
Chief Executive Officer
and President

Linda E. Baker               62         Director, Vice President, 1987
                                        Secretary, and Treasurer

Charles E. Fancher, Jr.      51         Director                  1988


    Certain background information for each director is set forth below.

    WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He has also been an independent corporate planning and acquisition consultant since 1996, as well as the Sr. Vice President - Finance of Daniel Electrical Contractors, Inc., Miami, Florida, (a wholly-owned electrical contractor subsidiary of Integrated Electrical Services, Inc., Houston, Texas, NYSE-IEE) since January 1999, and a Senior Sales Associate with Arvida Realty, Miami, Florida, since 1997. He had also served as Chairman of the Board and President of Caesar Creek Holdings, Inc. (CCH), Miami, Florida (a financial acquisition company) since June 1985, and in various other officer and director positions with several subsidiaries and affiliates of CCH, until its liquidation in December 1989. He has also served as a Director and Secretary-Treasurer of Jeanne Baker, Inc., a real estate brokerage company located in Dade County, Florida, since 1973, and was actively employed by that Company from 1990 until its sale in 1996. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc.(AMEX-RVR), Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares were traded on the American Stock Exchange until its sale to Budget Group, Inc.(NYSE-BD), from 1984 until 1991.

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

    CHARLES E. FANCHER, JR. has served as President and Chief Operating Officer of Fancher Management Group, Inc., Miami, Florida (a water, waste water, and liquid propane gas utility consulting company), since April 1996. He also has served as Sr. Vice President - Operations Administration of Daniel Electrical Contractors, Inc., Miami, Florida, (a wholly-owned electrical contractor subsidiary of Integrated Electrical Services, Inc.,

Houston, Texas, NYSE-IEE) since January 1999. He previously served as President and Chief Operating Officer of General Development Utilities, Inc., Miami, Florida (a water, waste water, and liquid propane gas utility company) from June 1991 until March 1996, and Vice President of Atlantic Gulf Communities Corporation (f/k/a General Development Corporation), in Miami, Florida (a real estate development company) from January 1986 until March 1996. Mr. Fancher was also previously Senior Vice President of General Development Utilities, Inc., from January 1986 until June 1991. Prior thereto, he served as a Vice President of General Development Utilities, Inc. in the areas of finance and operations.


ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

    The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 2000.

                                       Annual Compensation Awards
       Name and                        --------------------------
   Principal Position              Year       Salary       Bonus    Other
   ------------------              ----       ------       -----    -----
   Wm. Lee Popham                  2001       $ ---         ---      ---
   Chairman and President          2000         ---         ---      ---
   Chief Executive Officer         1999         ---         ---      ---


Incentive Bonus Plan
--------------------

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

Retirement Plan
---------------

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


Stock Compensation Program
--------------------------

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


Employee Stock Purchase Plan
----------------------------

    The Board of Directors and shareholders of Admiral approved the 1988 Employee Stock Purchase Program on December 19, 1988, enabling the directors, officers and employees of Admiral and its affiliates to acquire a proprietary interest in Admiral's Common Stock through a payroll deduction program. To date, this plan has not been implemented by Admiral.


Employment Agreements
---------------------

    There are no employment agreements between Admiral and any of Admiral's employees.


Indebtedness of Management
--------------------------

    Admiral has made no loans to its directors, officers or employees.


Compensation of Directors
-------------------------

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 2001 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

                                            Amount and    Percent
                                            Nature of       of
    Name and Address of                     Beneficial    Common
      Beneficial Owner                      Ownership      Stock
    -------------------                     ---------     -------

Wm. Lee Popham (l)                           1,923,684     17.51%
7101 Southwest 67 Avenue
South Miami, Florida 33143

Ti-Aun Plantations, N.V.                       889,007      8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)                            668,651      6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

Linda E. Baker                                 150,120      1.37%
Suite 800
2665 South Bayshore Drive
Coconut Grove, Florida 33133

Charles E. Fancher, Jr.                         12,000         *
2844 Chucunantah Road
Coconut Grove, Florida 33133

All directors and
  executive officers as a
  group (3 persons)                          2,085,804     18.99%

-------------------------------
*  Less than one percent

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


                                PART IV
                                -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                          ADMIRAL FINANCIAL CORP.

                                   INDEX

(a.)1. Admiral Financial Corp.:                                      Page
                                                                     ----

     Statement Regarding Sec. 210.3-11 of Regulation S-K             F-1

     Consolidated Balance Sheets as of June 30, 2001 and 2000        F-2

     Consolidated Statement of Operations for the three years
     ended June 30, 2001                                             F-3

     Consolidated Statement of Stockholders' (Deficit) Equity
     for the three years ended June 30, 2001                         F-4


     Consolidated Statement of Cash Flows for the three years
     ended June 30, 2001                                             F-5

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

(22)   Not applicable.

(23)   Not applicable.

(24)   Not applicable.

(27)   Financial Data Schedule attached.

(28)   Not applicable.

(99)   Not applicable.

(b.) Admiral filed no reports on Form 8-K during the fiscal year ended June 30, 2001.

(c.) The exhibits required by Item 601 of Regulation S-K are included in (a)(3) above.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           ADMIRAL FINANCIAL CORP.


                                           By:/s/ Wm. Lee Popham
                                              -----------------------------
                                              Wm. Lee Popham, President and
Date: September 24, 2001                      Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                           Title                  Date
    ---------                           -----                  ----

/s/ Wm. Lee Popham               Chairman of the Board      September 24, 2001
---------------------------      Of Directors, Chief
Wm. Lee Popham                   Executive Officer, and
Chairman and President           President
Principal Executive Officer



/s/ Linda E. Baker               Director, Vice President,  September 24, 2001
---------------------------      Secretary And Treasurer
Linda E. Baker
Principal Financial Officer



/s/ Charles E. Fancher, Jr.      Director                   September 24, 2001
---------------------------
Charles E. Fancher, Jr.

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

                          ADMIRAL FINANCIAL CORP.
                             AND SUBSIDIARY

                         Consolidated Balance Sheets


           Assets                         June 30, 2001         June 30, 2000
           ------                         -------------         -------------
                                           (Unaudited)           (Unaudited)

Cash                                      $          0         $          0
Prepaid expenses and other assets                    0                    0
Net assets of Haven Federal Savings and
    Loan Association (note 2)                        0                    0
                                          ------------         ------------
         Total assets                     $          0         $          0
                                          ============         ============

Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities    $     23,890         $     23,890
Net liabilities of Haven Federal Savings
    and Loan Association (note 2)                    0                    0
                                          ------------         ------------
        Total liabilities                       23,890               23,890

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

                          ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                 Consolidated Statements of Operations
                              (Unaudited)

                                                 Years Ended June 30,
                                            ----------------------------
                                                2001            2000              1999
                                              -------          -------           -------

REVENUES:

Interest Income                             $        0        $        0         $        0
Other income                                      ---               ---                ---
                                            ----------        ----------         ----------
Total income                                         0                 0                  0

EXPENSES:

Employee Compensation                             ---              ---                 ---
Other Expense                                        0                 0                  0
                                            ----------        ----------         ----------
Total expense                                        0                 0                  0

Loss from discontinued operation (note 2)            0                 0                  0
                                            ----------        ----------         ----------
Net loss                                    $        0        $        0         $        0
                                            ==========        ==========         ==========

Loss per share                              $     0.00        $     0.00         $     0.00
                                            ==========        ==========         ==========
Dividend  per share                               ---                ---              -----
                                            ==========        ==========         ==========
Weighted  average number
of shares outstanding                       10,985,046        10,985,046         10,985,046
                                            ==========        ==========         ==========


See accompanying notes to consolidated financial statements

                         ADMIRAL FINANCIAL CORP.
                             AND SUBSIDIARY


                  Consolidated Statement of Stockholders
                            (Deficit) Equity

                     For the years ended June 30, 2001

                                            Common Stock                Additional         Retained
                                       Issued and Outstanding            Paid-In           Earnings
                                       Shares         Amount             Capital           (Deficit)
                                     ----------     ---------           ---------         -----------

Balance at June 30, 1988             10,985,046     $  10,987           $ 680,710         $         -

  Net loss for the year                                     -                   -         (13,813,316)
                                     ----------     ---------           ---------         -----------
Balance at June 30, 1989             10,985,046        10,987             680,710         (13,813,316)

  Confiscation of Subsidiary
  Net Assets and Liabilities                                -                   -          13,238,189

  Net loss for the year                                     -                   -             (79,030)
                                    -----------     ---------           ---------         -----------
Balance at June 30, 1990             10,985,046     $  10,987           $ 680,710         $  (654,157)

  Net loss for the year                                                                       (21,043)
                                     ----------     ---------           ---------         -----------
Balance at June 30, 1991             10,985,046     $  10,987           $ 680,710         $  (675,200)

  Net loss for the year                                                                       (20,194)
                                     ----------     ---------           ---------         -----------
Balance at June 30, 1992             10,985,046     $  10,987           $ 680,710         $  (695,394)

  Net loss for the year                                                                       (20,193)
                                     ----------     ---------           ---------         -----------
Balance at June 30, 1993, 1994,
 1995, 1996, 1997 , 1998,
 1999, 2000, and 2001                10,985,046     $  10,987           $ 680,710         $  (715,587)
                                     ==========     =========           =========         ===========



	See accompanying notes to consolidated financial statements.

                   ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                    Consolidated Statements of Cash Flows
                                (Unaudited)


                                                  Year Ended June 30
                                        -----------------------------------
                                              2001      2000      1999
                                             ------    ------    ------
Cash flows from operating activities:

Net loss                                     $    0    $    0    $    0

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

Decrease in deficit arising from
  confiscation of Haven Federal after
  retroactive disallowance of agreed
  supervisory goodwill and regulatory
  capital

Decrease in prepaid expenses and other assets

Decrease (increase) in net assets of
  Haven Federal
(Decrease) in accrued expenses and
  other liabilities

(Decrease) Increase in net liabilities of
   Haven Federal
Amortization of organization expenses             0         0         0
                                             ------    ------    ------
Net cash provided (used) by operating
   activities                                     0         0         0

Cash and cash equivalents, beginning of year      0         0         0
                                             ------    ------    ------
Cash and cash equivalents, end of year       $    0    $    0    $    0
                                             ======    ======    ======


      See accompanying notes to consolidated financial statements

                          ADMIRAL FINANCIAL CORP.
                               AND SUBSIDIARY

                Notes to Consolidated Financial Statements


(1) Organization and Regulatory Matters
    -----------------------------------

    Admiral Financial Corp. ("Admiral") is inactive.

    The net assets of Admiral were seized by the federal government on March 2, 1990.


(2) Summary of Significant Accounting Policies
    ------------------------------------------

    (a) Basis of Presentation
        ---------------------

     The accompanying balance sheets as of June 30, 2001 and 2000, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.

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


(4)  Income Taxes
     ------------

     At June 30, 2001 and 2000, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,447,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,095,000, respectively, for state income tax purposes to offset future taxable income.
     These carryforwards were scheduled to expire in future years as follows:

               Year ending
                 June 30,                Federal                 State
               -----------             ------------           ------------

                  1990                 $  2,348,000           $  2,304,000
                  1991                    2,984,000              2,941,000
                  1992                    5,360,000              5,230,000
                  2001                    1,549,000              1,537,000
                  2002                    1,288,000              1,288,000
                  2004                    7,468,000              7,128,000
                                       ------------          -------------

Net operating loss
   carryforwards, June 30, 1989:         20,997,000             20,428,000
   Less: 1990 Expirations                (2,348,000)            (2,304,000)
                                2005         79,000                 79,000
                                       ------------          -------------
Net operating loss
   carryforwards, June 30, 1990:         18,728,000             18,203,000
   Less: 1991 Expirations                (2,984,000)            (2,941,000)
                                2006         21,000                 21,000
                                       ------------          -------------
Net operating loss
   carryforwards, June 30, 1991          15,765,000             15,283,000
   Less: 1992 Expirations                (5,360,000)            (5,230,000)
                                2007         21,000                 21,000
                                       ------------          -------------
Net operating loss
   carryforwards, June 30, 1992        $ 10,426,000         $   10,074,000
                                2008         21,000                 21,000
                                       ------------         --------------
Net operating loss
   carryforwards, June 30,
   1993, 1994, 1995, 1996,
   1997, 1998, 1999, 2000 and 2001     $ 10,447,000         $  10,095,000
                                       ============         =============

     The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991 and 1990.
     While the confiscation of the assets and liabilities of Haven may have resulted in a taxable event, management believes that any taxable income resulting from such confiscation of assets and liabilities should not exceed the available net operating loss carryforwards.

     The net operating loss carryforwards expiring through 2002 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 2001 and 2000, such purchased loss carryforwards remaining amounted to approximately $2,837,000 and $2,837,000, respectively.


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

     On July 1, 1996, the United States Supreme Court concluded in Winstar that the United States is liable for damages for breach of contract, affirmed the summary judgment decisions in Winstar, and remanded the cases to the Court of Federal Claims for further hearings on the calculation of damages. The majority of the Court found Ano reason to question the Federal Circuit's conclusion that the Government had express contractual obligations to permit respondents to use goodwill and capital credits in computing their regulatory capital reserves. When the law as to capital requirements changed, the Government was unable to perform its promises and became liable for breach under ordinary contract principles.@

     Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. Admiral filed its own Motion for Summary Judgment on April 29, 1997. The United States has opposed the motion, and alleged that there exist genuine issues of material fact and that further discovery is necessary regarding contract formation and the Government's authority to enter into the contract with Admiral. The Court is currently allowing pre-trial discovery proceedings to be conducted.

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