Form 10-Q
period 2001-09-30
ADMIRAL FINANCIAL CORP
filed 2001-11-14
CIK 828530

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

                                      OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from .......... to .........


                       Commission File Number 0-17214


                            ADMIRAL FINANCIAL CORP.
                            -----------------------

         State of Florida                       I.R.S. No. 59-2806414
         ----------------                       ---------------------

                           7101 Southwest 67 Avenue
                          South Miami, Florida 33143
                          --------------------------

                       Telephone Number: (305) 669-6117
                       --------------------------------


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


                         Common Stock $.001 Par Value
               Outstanding Shares at September 30, 2001: 10,985,046

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
                                            --------------------------------

                            ADMIRAL FINANCIAL CORP.
                                AND SUBSIDIARY

                         Consolidated Balance Sheets
                                  ($Dollars)


              Assets
              ------                              September 30, 2001    June 30, 2001
                                                  ------------------    -------------
                                                     (Unaudited)        (Unaudited)

Cash                                                 $         0       $          0
Prepaid expenses and other assets                              0                  0
Net assets of Haven Federal Savings and
Loan Association (notes 1 and 2)                               0                  0
                                                     -----------       ------------
Total assets                                         $         0       $          0
                                                     ===========       ============

Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities               $    23,890       $     23,890
Net liabilities of Haven Federal Savings
    and Loan Association (notes 1 and 2)                       0                  0
                                                     -----------       ------------
         Total liabilities                                23,890             23,890

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

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------

                 ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                  Consolidated Statements of Operations
                               (Unaudited)

                                          Three Months Ended Sept 30
                                          --------------------------
                                           2001               2000
                                          ------             ------

Interest Income                               0                  0
Other income                                  0                  0
                                          ------             ------
     Total income                             0                  0

Expense
     Employee Compensation                    0                  0
     Other                                    0                  0
                                          ------             ------
     Total expense                            0                  0

     Loss from discontinued
         operation (note 2)                   0                  0
                                          ------             ------
Net loss                                  $   0                  0
                                          ======             ======
Loss per share                            $0.00              $0.00
                                          ======             ======

Dividend per share                          ---                ---
                                          ======             ======

Weighted average number
   of shares outstanding                10,985,046         10,985,046
                                        ==========         ==========

         See accompanying notes to consolidated financial statements

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------

                    ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                      Three Months Ended Sept 30
                                                      --------------------------
                                                          2001           2000
                                                        -------        -------
Cash flows from operating activities:

Net loss                                                $     0        $     0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory
   capital                                                    0               0
Decrease in prepaid expenses and other assets                 0               0
Decrease (increase) in net assets of
   Haven Federal                                              0               0
(Decrease) in accrued expenses and other
   liabilities                                                0               0
(Decrease) Increase in net liabilities of
   Haven Federal                                              0               0
Amortization of organization expenses                         0               0
                                                        -------        --------
Net cash provided (used) by operating activities              0               0

Cash and cash equivalents, beginning of year                  0               0
                                                        -------        --------
Cash and cash equivalents, end of quarter               $     0        $      0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 2001 and 2000.

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

    No officer or director of Admiral is paid any type of compensation by Admiral and presently, there are no arrangements or anticipated arrangements to pay any type of compensation to any officer or director in the near future. Admiral expects that it will meet its cash requirements until such time as a Recapitalization occurs. However, in the event Admiral depletes its present cash reserves, Admiral may cease operations and a Re capitalization may not occur. There are no agreements or understandings of any kind with respect to any loans from officers or directors of Admiral on the Company's behalf.

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

   Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. Admiral's Motion for Summary Judgment, together with several other motions, claims and counter-claims filed by all the Parties to the litigation, is scheduled for a hearing at the United States Court of Claims on December 18, 2001.

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


Comparison of Three Months Ended September 30. 2001 and 2000
------------------------------------------------------------

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


                                     ADMIRAL FINANCIAL CORP. (Registrant)




Date:   November 14, 2001            By:  /s/ Wm. Lee Popham
                                        -----------------------------------
                                        Wm. Lee Popham, President


Date:   November 14, 2001            By:  /s/ Linda E. Baker
                                        -----------------------------------
                                        Linda E. Baker, Principal Financial
                                        and Accounting Officer