Form 10-Q
period 2001-12-31
ADMIRAL FINANCIAL CORP
filed 2002-02-14
CIK 828530

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001
                                              -----------------

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

                       Telephone Number: (305) 669-6117




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


                         Common Stock $.001 Par Value
             Outstanding Shares at December 31, 2001: 10,985,000

                                             PART I  -  FINANCIAL INFORMATION
                                             --------------------------------


                            ADMIRAL FINANCIAL CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets

                                             December 31, 2001     June 30, 2001
                                            -----------------     -------------
                                               (Unaudited)         (Unaudited)
               Assets
               ------
Cash                                            $       0           $       0
Prepaid expenses and other assets                       0                   0
Net assets of Haven Federal Savings and
  Loan Association (notes 1 and 2)                      0                   0
                                                ---------           ---------
Total assets                                    $       0           $       0
                                                =========           =========

Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities          $  23,890           $  23,890
Net liabilities of Haven Federal Savings
and Loan Association (notes 1 and 2)                    0                   0
                                                ---------           ---------
Total liabilities                                  23,890              23,890

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

                         ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                         Consolidated Statements of Operations
                                     (Unaudited)


                                  Three Months Ended Dec 31      Six Months Ended Dec 31
                                  -------------------------      -----------------------
                                     2001           2000            2001         2000
                                    ------         ------          ------       ------

Interest Income                          0              0               0             0
Other income                             0              0               0             0
                                 ---------      ---------       ---------     ---------
     Total income                        0              0               0             0

Expense
     Employee Compensation               0              0               0             0
     Other                               0              0               0             0
                                 ---------      ---------       ---------     ---------

     Total expense                       0              0               0             0

     Loss from discontinued
          operation (note 2)             0              0               0             0
                                 ---------      ---------       ---------     ---------
Net loss                         $       0              0               0             0
                                 =========      =========       =========     =========

Loss per share                   $    0.00      $    0.00       $    0.00     $    0.00
                                 =========      =========       =========     =========
Dividend per share                    ---            ---             ---           ---
                                 =========      =========       =========     =========
Weighted average number
   of shares outstanding        10,985,046     10,985,046      10,985,046    10,985,046
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

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------

             ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                 Six Months Ended December 31
                                                                 ----------------------------
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2001 and 2000.

                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------


            ITEM 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

General
-------

ADMIRAL FINANCIAL CORP. ("ADMIRAL"), an inactive corporation, is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified. Admiral has been a plaintiff in a "Winstar"-type action against the United States government in the United States Court of Federal Claims since 1993, wherein the Company seeks damages for the government=s breach of a contract involving the Supervisory Goodwill and Regulatory Capital granted in connection with Admiral's previous acquisition of an insolvent savings and loan association in 1988.

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

Subsequent to the United States Supreme Court decision in Winstar,
the stay on Admiral's litigation proceedings has been lifted.   Admiral's
Motion for Summary Judgment, together with several other motions, claims and counter-claims filed by all the Parties to the litigation, were argued in two hearings at the United States Court of Claims on December 18, 2001, and on January 10, 2002. A written opinion of the Court is expected during the current fiscal year.

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

Comparison of Three Months Ended December 31. 2001 and 2000
-----------------------------------------------------------

Admiral was inactive, and recorded no revenues or expenses during either period.


Comparison of Six Months Ended December 31. 2001 and 2000
---------------------------------------------------------

Admiral was inactive, and recorded no revenues or expenses during either period.

                                                PART II - OTHER INFORMATION
                                                ---------------------------

Item 1.   Legal Proceedings
          -----------------

Admiral did not become involved in any new material legal proceedings during the period covered by this report.


Item 2.   Changes in Securities
          ---------------------

Not applicable.


Item 3.   Defaults Upon Senior Securities
          -------------------------------

Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

Not applicable.


Item 5.   Other Information
          -----------------

Not applicable.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

Not applicable.

                            SIGNATURES
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADMIRAL FINANCIAL CORP.
                                  (Registrant)



Date:   February 13, 2002         By:     /s/ Wm. Lee Popham
-------------------------            ----------------------------------
                                     Wm. Lee Popham, President


Date:   February 13, 2002         By:     /s/ Linda E. Baker
-------------------------            -----------------------------------
                                     Linda E. Baker, Principal Financial
                                     and Accounting Officer