Form 10-Q
period 2002-03-31
ADMIRAL FINANCIAL CORP
filed 2002-05-15
CIK 828530

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002
                                              --------------

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


                       Telephone Number: (305) 794-7707
                                        -----------------




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



                         Common Stock $.001 Par Value
             Outstanding Shares at March 31, 2002: 10,985,046

                                             PART I  -  FINANCIAL INFORMATION
                                             --------------------------------



                     ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                          Consolidated Balance Sheets



                                             March 31, 2002       June 30, 2001
                                             --------------       -------------
                                               (Unaudited)         (Unaudited)
Assets
------

Cash                                         $            0       $           0
Prepaid expenses and other assets                         0                   0
Net assets of Haven Federal Savings and
  Loan Association (notes 1 and 2)                        0                   0
                                             --------------       -------------
     Total assets                            $            0       $           0
                                             ==============       =============


Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities       $       23,890       $      23,890
Net liabilities of Haven Federal Savings
  and Loan Association (notes 1 and 2)                    0                   0
                                             --------------       -------------
     Total liabilities                               23,890              23,890


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
                                             ==============       =============




         See accompanying notes to consolidated financial statements

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------


                   ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                    Consolidated Statements of Operations
                                  (Unaudited)


                                Three Months Ended Mar 31      Nine Months Ended Mar 31
                                -------------------------      ------------------------
                                    2002           2001            2002         2001
                                ----------      ---------      ----------    ----------

Interest Income                          0              0               0             0
Other income                             0              0               0             0
                                ----------     ----------      ----------    ----------
     Total income                        0              0               0             0

Expense
  Employee Compensation                  0              0               0             0
  Other                                  0              0               0             0
                                ----------     ----------      ----------    ----------

     Total expense                       0              0               0             0

Loss from discontinued
  operation (note 2)                     0              0               0             0
                                ----------     ----------      ----------    ----------
Net loss                        $        0              0               0             0
                                ==========     ==========      ==========    ==========

Loss per share                  $     0.00     $     0.00      $     0.00    $     0.00
                                ==========     ==========      ==========    ==========

Dividend per share                     --             --              --            --
                                ==========     ==========      ==========    ==========

Weighted average number
  of shares outstanding         10,985,046     10,985,046      10,985,046    10,985,046
                                ==========     ==========      ==========    ==========



          See accompanying notes to consolidated financial statements

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------


                   ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                            Nine Months Ended March 31
                                                            ---------------------------
                                                              2002               2001
                                                            ---------         ---------
Cash flows from operating activities:

  Net loss                                                  $       0         $       0

Adjustments to reconcile net loss to net cash provided by operating activities:

   Decrease in deficit arising from
     confiscation of Haven Federal after
     retroactive disallowance of agreed
     supervisory goodwill and regulatory capital                    0                 0
   Decrease in prepaid expenses and other assets                    0                 0
   Decrease (increase) in net assets of
     Haven Federal                                                  0                 0

(Decrease) in accrued expenses and other
  liabilities                                                       0                 0
(Decrease) Increase in net liabilities
  of Haven Federal                                                  0                 0
Amortization of organization expenses                               0                 0
                                                            ---------         ---------
Net cash provided (used) by operating activities                    0                 0

Cash and cash equivalents, beginning of year                        0                 0
                                                            ---------         ---------
Cash and cash equivalents, end of quarter                   $       0         $       0
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

Note 2. The net assets of Admiral=s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 2002 and June 30, 2001.

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


Comparison of Three Months Ended March 31. 2002 and 2001
--------------------------------------------------------

Admiral was inactive, and recorded no revenues or expenses during the period.


Comparison of Nine Months Ended March 31. 2002 and 2001
-------------------------------------------------------

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


                                   ADMIRAL FINANCIAL CORP. (Registrant)




Date:     May 13, 2002             By:  /s/ Wm. Lee Popham
                                   ----------------------------------------
                                   Wm. Lee Popham, President



Date:     May 13, 2002             By:  /s/ Linda E. Baker
                                   ----------------------------------------
                                   Linda E. Baker, Principal Financial
                                   and Accounting Officer