Form 10-K
period 2002-06-30
ADMIRAL FINANCIAL CORP
filed 2002-09-27
CIK 828530

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


            [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __________ to ___________

                           Commission File Number 0-17214

                             ADMIRAL FINANCIAL CORP.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

       FLORIDA                                              59-2806414
------------------------                               -------------------
(State of incorporation)				(I.R.S. Employer
                                                       Identification No.)
       7101 Southwest 67 Avenue
        South Miami, Florida                                    33143
 ---------------------------------------                     ----------
 (Address of principal executive office)                     (Zip Code)

     Registrant's telephone number, including area code:  305-669-6117

	Securities registered pursuant to Section 12(b) of the Act:

                                    None
                                    ----

	Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.001 per share
                   ---------------------------------------
                              (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___.

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 24, 2002 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was NO BID.

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

     No officer or director of Admiral is paid any type of compensation by Admiral and presently, there are no arrangements or anticipated arrangements to pay any type of compensation to any officer or director in the near future. Admiral expects that it will meet its cash requirements until such time as a Recapitalization occurs. However, in the event Admiral depletes its present cash reserves, or in the event that Admiral management ceases to perform it's duties on a non-compensatory basis, Admiral may cease operations and a Recapitalization may not occur. There are no agreements or understandings of any kind with respect to any loans from officers or directors of Admiral on the Company's behalf.

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

     At all times prior to the enactment of FIRREA, Haven had met the contributed real estate sale schedule. On September 27, 1989, the Association received a letter from its Supervisory Agent in which the Supervisory Agent agreed not to enforce its rights upon a default in the real estate sale schedule until after hearings were conducted regarding various applications requesting administrative relief that were filed by Haven could be conducted. No hearings were actually conducted, but the net assets of Haven were confiscated by the federal government on March 2, 1990.

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

     Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. Admiral's Motion for Summary Judgment, together with several other motions, claims and counter-claims filed by all the Parties to the litigation, were argued in two hearings at the United States Court of Claims on December 18, 2001, and on January 10, 2002. A written opinion of the Court is expected during the current calendar year.

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

2002:
     First Quarter          0.01     0.001      0.001        N/A
     Second Quarter         0.01     0.001      0.001        N/A
     Third Quarter          0.01     0.001      0.001        N/A
     Fourth Quarter         0.01     0.001      0.001        N/A



     As of June 30, 2002, there were 497 stockholders of record.

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

    Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2001. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2002, 2001, 2000, 1999, and 1998. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

                                                Year ended June 30,
                                 -----------------------------------------------
                                     2002      2001      2000      1999    1998
                                   --------   -------   -------   ------  ------
                                   (Dollars in thousands except per share data)

Admiral income                   $        0         0         0        0       0
Haven:
Interest income                           -         -         -        -       -
Interest expense                          -         -         -        -       -
                                   --------   -------   -------   ------  ------
  Net interest income
  before provision
  for loan losses
  (expense)                               0         0         0        0       0

Provision for loan losses                 -         -         -        -       -
                                   --------   -------   -------   ------  ------
  Net interest income
  (expense) after
  provision for
  loan losses                             0         0         0        0       0

  Loss before extraordinary
  item and cumulative effect
  of change in accounting
  principle                               0         0         0        0       0
Extraordinary item                        -         -         -        -       -
Cumulative effect of change in
accounting principle                      -         -         -        -       -

Net earnings (loss)              $        0         0         0        0       0
                                    =======   =======   =======  ======= =======

Earnings (loss) per share        $     0.00      0.00      0.00     0.00    0.00




                                                Year ended June 30,
                                 -----------------------------------------------
                                     2002      2001      2000      1999    1998
                                   --------   -------   -------   ------  ------
                                   (Dollars in thousands except per share data)

Net assets of Haven              $        -         -         -        -       -
Total assets                              0         0         0        0       0
Net liabilities of Haven                  -         -         -        -       -
Total liabilities                        24        24        24       24      24
Total stockholders' equity
  (deficit)                             (24)      (24)      (24)     (24)    (24)
Book value (deficit) per
  common share                         (.00)     (.00)     (.00)    (.00)   (.00)
Number of offices of Admiral              1         1         1        1       1




ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

     Admiral was formed in 1987 and had no operations until its acquisition of Haven on June 16, 1988. Admiral's only significant asset was its investment in Haven. Admiral has been inactive since 1990.

Comparison of Years Ended June 30, 2002 and 2001
------------------------------------------------

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

                                                                Officer
                                                                And/or
                                                                Director
Name                     Age      Position                      Since
----                     ---      --------                      --------
Wm. Lee Popham            51      Chairman of the Board,         1987
                                  Chief Executive Officer
                                  and President

Linda E. Baker            63      Director, Vice President,      1987
                                  Secretary, and Treasurer

Charles E. Fancher, Jr.   52      Director                       1988



    Certain background information for each director is set forth below.


    WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He has also been an independent corporate planning and acquisition consultant since 1996, as well as the Sr. Vice President - Finance of Daniel Electrical Contractors, Inc., Miami, Florida, (a wholly-owned electrical contractor subsidiary of Integrated Electrical Services, Inc., Houston, Texas, NYSE-IES) since January 1999, and a Senior Sales Associate with Arvida Realty, Miami, Florida, since 1997. He had also served as Chairman of the Board and President of Caesar Creek Holdings, Inc. (CCH), Miami, Florida (a financial acquisition company) since June 1985, and in various other officer and director positions with several subsidiaries and affiliates of CCH, until its liquidation in December 1989.
He has also served as a Director and Secretary-Treasurer of Jeanne Baker, Inc., a real estate brokerage company located in Dade County, Florida, since 1973, and was actively employed by that Company from 1990 until its sale in 1996. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985.
Prior thereto, he was a partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc.(AMEX-RVR), Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares were traded on the American Stock Exchange until its sale to Budget Group, Inc.(NYSE-BD), from 1984 until 1991.

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

     Name and                              Annual Compensation Awards
Principal Position		Year	   Salary	Bonus	 Other
------------------              ----      --------     -------  -------
Wm. Lee Popham			2002	  $  ---	 ---	  ---
Chairman and President		2001	     ---	 ---	  ---
Chief Executive Officer		2000	     ---	 ---	  ---



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


Employee Stock Purchase Plan

    The Board of Directors and shareholders of Admiral approved the 1988 Employee Stock Purchase Program on December 19, 1988, enabling the directors, officers and employees of Admiral and its affiliates to acquire a proprietary interest in Admiral's Common Stock through a payroll deduction program. This plan has been suspended by Admiral management.


Employment Agreements

    There are no employment agreements between Admiral and any of Admiral's employees.

Indebtedness of Management

    Admiral has made no loans to its directors, officers or employees.

Compensation of Directors

    While each Director is entitled to receive $500 plus reasonable out-of-pocket expenses for attending each meeting, each Director volunteered to suspend the receipt of all director fees due to Admiral's current financial condition, beginning with the meeting held during the third fiscal quarter of the fiscal year ended June 30, 1989. This suspension of payments includes additional compensation paid for attendance of committee meetings.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 2002 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.


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

                             INDEX

(a.)1. Admiral Financial Corp.:                                        Page
                                                                       ----

Statement Regarding Sec. 210.3-11 of Regulation S-K                    F-1

Consolidated Balance Sheets as of June 30, 2001 and 2000               F-2

Consolidated Statement of Operations for the three years
ended June 30, 2002                                                    F-3

Consolidated Statement of Stockholders' (Deficit) Equity
for the three years ended June 30, 2002                                F-4


Consolidated Statement of Cash Flows for the three years
ended June 30, 2002                                                    F-5

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

(22) Not applicable.

(23) Not applicable.

(24) Not applicable.

(27) Not applicable.

(28) Not applicable.

(99) Not applicable.


(b.) Admiral filed no reports on Form 8-K during the fiscal year ended June 30, 2002.


(c.) The exhibits required by Item 601 of Regulation S-K are included in (a)(3) above.

                         SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   ADMIRAL FINANCIAL CORP.



                                   By    /s/ Wm. Lee Popham
                                     -----------------------------
                                     Wm. Lee Popham, President and
Date: September 24, 2002             Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                            Title                           Date
       ---------                            -----                           ----



/s/ Wm. Lee Popham          		Chairman of the Board		September 24, 2002
Wm. Lee Popham				Of Directors, Chief
Chairman and President			Executive Officer, and
Principal Executive Officer		President



/s/ Linda E. Baker          		Director, Vice President,	September 24, 2002
Linda E. Baker				Secretary And Treasurer
Principal Financial Officer



/s/ Charles E. Fancher, Jr.             Director                        September 24, 2002
Charles E. Fancher, Jr.




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

                    ADMIRAL FINANCIAL CORP.
                       AND SUBSIDIARY

                 Consolidated Balance Sheets


                Assets                   June 30, 2002      June 30, 2001
                ------                   -------------      -------------
                                          (Unaudited)        (Unaudited)
Cash                                     $           0      $           0
Prepaid expenses and other assets                    0                  0
Net assets of Haven Federal Savings
  and Loan Association (note 2)                      0                  0
                                         -------------      -------------

     Total assets                        $           0      $           0
                                         =============      =============


   Liabilities and Stockholders' (Deficit) Equity
   ----------------------------------------------

Accrued expenses and other liabilities   $      23,890      $      23,890
Net liabilities of Haven Federal
  Savings and Loan Association (note 2)              0                  0
                                         -------------      -------------
     Total liabilities                          23,890             23,890

Preferred stock, $.01 par value.
  Authorized 6,000,000 shares, none
  outstanding

Common stock, $.001 par value,
  50,000,000 shares authorized
  10,987,000 shares issued                      10,987             10,987
  Treasury stock, 1,954 and 1,954
    shares, at cost                                  0                  0
Additional paid-in capital                     680,710            680,710
Deficit                                       (715,587)          (715,587)
                                         -------------      -------------
     Total stockholders' (deficit)
     equity                                    (23,890)           (23,890)
                                         -------------      -------------
Total liabilities and stockholders'
(deficit) equity                         $           0      $           0
                                         =============      =============



	See accompanying notes to consolidated financial statements.

                       ADMIRAL FINANCIAL CORP.
                           AND SUBSIDIARY

                Consolidated Statements of Operations
                            (Unaudited)


                                      Years Ended June 30,
                              ------------------------------------
                                 2002          2001         2000
                              ---------      --------     --------
REVENUES:

Interest Income               $       0      $      0     $      0
Other income                          -             -            -
                              ---------      --------     --------
     Total income                     0             0            0

EXPENSES:

Employee Compensation                 -             -            -
Other Expense                         0             0            0
                              ---------      --------     --------
     Total expense                    0             0            0


Loss from discontinued
  operation (note 2)                  0             0            0
                              ---------      --------     --------
Net loss                      $       0      $      0     $      0
                              =========      ========     ========

Loss per share                $    0.00      $   0.00     $   0.00
                              =========      ========     ========

Dividend  per share                   -             -            -
                              =========      ========     ========

Weighted  average number
of shares outstanding         10,985,046    10,985,046  10,985,046
                              ==========    ==========  ==========



      See accompanying notes to consolidated financial statements

                    ADMIRAL FINANCIAL CORP.
                        AND SUBSIDIARY


              Consolidated Statement of Stockholders'
                         (Deficit) Equity

                  For the years ended June 30, 2002


                                            Common Stock                Additional          Retained
                                       Issued and Outstanding            Paid-In            Earnings
                                       Shares         Amount             Capital            (Deficit)
                                     ----------     ---------           ---------         ------------
Balance at June 30, 1988             10,985,046     $  10,987           $ 680,710         $          -

   Net loss for the year                                    -                   -          (13,813,316)
                                     ----------     ---------           ---------         ------------
Balance at June 30, 1989             10,985,046        10,987             680,710          (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities                               -                   -           13,238,189
   Net loss for the year                                    -                   -              (79,030)
                                     ----------     ---------           ---------         ------------
Balance at June 30, 1990             10,985,046     $  10,987           $ 680,710         $   (654,157)

   Net loss for the year                                                                       (21,043)
                                     ----------     ---------           ---------         ------------

Balance at June 30, 1991             10,985,046    $   10,987           $ 680,710         $   (675,200)

    Net loss for the year                                                                      (20,194)
                                     ----------     ---------           ---------         ------------

Balance at June 30, 1992             10,985,046     $  10,987           $ 680,710         $   (695,394)

    Net loss for the year                                                                      (20,193)
                                     ----------     ---------           ---------         ------------

Balance at June 30, 1993, 1994,
 1995, 1996, 1997 , 1998,
 1999, 2000, 2001, and 2002          10,985,046     $  10,987           $ 680,710         $   (715,587)
                                     ==========     =========           =========         ============




	See accompanying notes to consolidated financial statements.

              ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

               Consolidated Statements of Cash Flows
                           (Unaudited)

                                                             Year Ended June 30
                                                 ------------------------------------------
                                                    2002            2001             2000
                                                 ----------      ----------       ---------

Cash flows from operating activities:

Net loss                                         $        0      $        0       $       0

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

Decrease in prepaid expenses and other
   assets

Decrease (increase) in net assets of
   Haven Federal

(Decrease) in accrued expenses and other liabilities

(Decrease) Increase in net liabilities
   of Haven Federal


Amortization of organization expenses                     0               0               0
                                                 ----------      ----------       ---------
Net cash provided (used) by operating
   activities                                             0               0               0

Cash and cash equivalents, beginning of year              0               0               0
                                                 ----------      ----------       ---------
Cash and cash equivalents, end of year           $        0      $        0       $       0
                                                 ==========      ==========       =========




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
        ---------------------

The accompanying balance sheets as of June 30, 2002 and 2001, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association.
All significant intercompany transactions have been eliminated in consolidation.


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


(e)	Excess Cost Over Net Assets Acquired and Other
        Intangibles
        ----------------------------------------------

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
        ------------

At June 30, 2002 and 2001, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,447,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,095,000, respectively, for state income tax purposes to offset future taxable income.

These carryforwards were scheduled to expire in future years as follows:

                              Year ending
                                June 30,            Federal                State
                              -----------        ------------           ------------
                                  1990           $  2,348,000           $  2,304,000
                                  1991              2,984,000              2,941,000
                                  1992              5,360,000              5,230,000
                                  2001              1,549,000              1,537,000
                                  2002              1,288,000              1,288,000
                                  2004              7,468,000              7,128,000
                                                 ------------           ------------
Net operating loss
   carryforwards, June 30, 1989:                   20,997,000             20,428,000
   Less: 1990 Expirations                          (2,348,000)            (2,304,000)
                                  2005                 79,000                 79,000
                                                 ------------           ------------
Net operating loss
   carryforwards, June 30, 1990:                   18,728,000             18,203,000
   Less: 1991 Expirations                          (2,984,000)            (2,941,000)
                                  2006                 21,000                 21,000
                                                 ------------           ------------
Net operating loss
   carryforwards, June 30, 1991                    15,765,000             15,283,000
   Less: 1992 Expirations                          (5,360,000)            (5,230,000)
                                  2007                 21,000                 21,000
                                                 ------------           ------------
Net operating loss
   carryforwards, June 30, 1992                  $ 10,426,000           $ 10,074,000
                                  2008                 21,000                 21,000
                                                 ------------           ------------
Net operating loss
   carryforwards, June 30,
   1993, 1994, 1995, 1996,
   1997, 1998, 1999, 2000, 2001 and 2002         $ 10,447,000           $ 10,095,000
                                                 ============           ============


The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991
and 1990. While the confiscation of the assets and liabilities of Haven may have resulted in a taxable event, management believes that any taxable income resulting from such confiscation of assets and liabilities should not exceed the available net operating loss carryforwards.

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

Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. Admiral's Motion for Summary Judgment, together with several other motions, claims and counter-claims filed by all the Parties to the litigation, were argued in two hearings at the United States Court of Claims on December 18, 2001, and on January 10, 2002. A written opinion of the Court is expected during the current calendar year.

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