Form 10-Q
period 2002-09-30
ADMIRAL FINANCIAL CORP
filed 2002-11-12
CIK 828530

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)
[ X ]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2002

                                    OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ............... to ............

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

            Yes   X                                   No



                        Common Stock $.001 Par Value
             Outstanding Shares at September 30, 2002: 10,985,046

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
                                            --------------------------------


                           ADMIRAL FINANCIAL CORP.
                               AND SUBSIDIARY

                        Consolidated Balance Sheets
                                ($Dollars)


Assets                                             September 30, 2002    June 30, 2002
                                                   ------------------    -------------
                                                       (Unaudited)        (Unaudited)


Cash                                               $          0          $          0
Prepaid expenses and other assets                             0                     0
Net assets of Haven Federal Savings and
    Loan Association (notes 1 and 2)                          0                     0
                                                   ------------          ------------
                                                   $          0          $          0
                                                   ============          ============





Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities             $     23,890          $     23,890
Net liabilities of Haven Federal Savings
  and Loan Association (notes 1 and 2)                        0                     0
                                                   ------------          ------------
         Total liabilities                               23,890                23,890


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

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------


                 ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Operations
                             (Unaudited)





                                    Three Months Ended Sept 30
                                   ----------------------------
                                      2002               2001
                                   ---------          ---------


Interest Income                            0                  0
Other income                               0                  0
                                   ---------          ---------
         Total income                      0                  0

Expense
         Employee Compensation             0                  0
         Other                             0                  0
                                   ---------          ---------

         Total expense                     0                  0

         Loss from discontinued
              operation (note 2)           0                  0
                                   ---------          ---------
Net loss                           $       0                  0
                                   =========          =========
Loss per share                     $    0.00          $    0.00
                                   =========          =========

Dividend per share                       ---                ---
                                   =========          =========

Weighted average number
   of shares outstanding          10,985,046         10,985,046
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

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------


                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Cash Flows
                               (Unaudited)



                                                                 Three Months Ended Sept 30
                                                                 --------------------------
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

Note 2. The net assets of Admiral=s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 2002 and 2001.

                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------


               ITEM 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

General
-------

    ADMIRAL FINANCIAL CORP. ("ADMIRAL"), an inactive corporation, is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified. Admiral has been a plaintiff in a AWinstar-type@ action against the United States government in the United States Court of Federal Claims since 1993, wherein the Company seeks damages for the government's breach of a contract involving the Supervisory Goodwill and Regulatory
Capital granted in connection with Admiral's previous acquisition of an insolvent savings and loan association in 1988. On October 16, 2002, the Court of Federal Claims found the United States Government liable for damages to Admiral, for a material breach of contract. Damage trial hearings are currently scheduled to begin on December 2, 2002.

    Admiral is presently conducting virtually no business operation, other than its efforts to effect a merger, exchange of capital stock, asset acquisition, recapitalization, or other similar business combination
(a "Recapitalization") with an operating or development stage business which Admiral considers to have significant growth potential. Admiral has neither engaged in any operations nor generated any revenue since the confiscation of the Company's entire asset base by the United States government in 1990 (See Admiral's AWinstar@-type breach of contract litigation regarding Admiral's former supervisory goodwill position, discussed below). It receives no cash flow. Admiral anticipates no capital infusions prior to effectuating a Recapitalization. Until such time as Admiral effectuates a Recapitalization, with the exception of certain other professional fees and costs for such a transaction, Admiral expects that it will incur minimal operating costs throughout the current fiscal year.

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

    A condition to the Federal Home Loan bank Board ("FHLBB") Resolution approving the acquisition of control of Haven by Admiral (the "Agreement") required that Admiral account for the acquisition of Haven under the "purchase" method of accounting, whereby an asset in the nature of A Goodwill" would be realized, generally, to the extent of any previous negative net worth of the acquired insolvent thrift, plus the excess of the fair market values of the contributed assets over their respective historical costs. Haven's regulatory goodwill of approximately $20 million was, in accordance with the Agreement, to be amortized against earnings over a period of twenty-five years.

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

    Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. Admiral's Motion for Summary Judgment, together with several other motions, claims and counter-claims filed by all the Parties to the litigation, was heard at the United States Court of Claims on December 18, 2001, and on January 10, 2002. On October 16, 2002, the Court of Federal Claims found the United States Government liable for damages to Admiral, for a material breach of contract. Damage trial hearings are currently scheduled to begin on December 2, 2002.

    While the Supreme Court's ruling in U.S. v. Winstar Corp., et al., serves to support Admiral's legal claims in its pending lawsuit against the federal government, it is not possible at this time to predict what effect the Supreme Court's ruling, and the subsequent rulings of a lower court concerning damages, will have on the outcome of Admiral's lawsuit. Notwithstanding the Supreme Court's ruling and the recent ruling of the Court of Federal Claims in the Admiral case, there can be no assurance that Admiral will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery. The Admiral decision can be found on the Court of Federal Claims website at http://www.uscfc.uscourts.gov/winstar.htm.
------------------------------------------

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


Comparison of Three Months Ended September 30. 2002 and 2001
------------------------------------------------------------

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


                                    ADMIRAL FINANCIAL CORP. (Registrant)




Date:   November 13, 2002           By: /s/ Wm. Lee Popham
                                        -------------------------
                                        Wm. Lee Popham, President


Date:   November 13, 2002           By: /s/ Linda E. Baker
                                        --------------------------
                                        Linda E. Baker, Principal Financial
                                        and Accounting Officer