Form 10-Q
period 2002-12-31
ADMIRAL FINANCIAL CORP
filed 2003-02-12
CIK 828530

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)
[ X ]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

                                    OR

[   ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............... to .....................

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




                      Common Stock $.001 Par Value
          Outstanding Shares at December 31, 2002: 10,985,000

                                            PART I  -  FINANCIAL INFORMATION
                                            --------------------------------

                            ADMIRAL FINANCIAL CORP.
                               AND SUBSIDIARY

                       Consolidated Balance Sheets



                     Assets                      December 31, 2002     June 30, 2002
                     ------                      -----------------     -------------
                                                    (Unaudited)         (Unaudited)

Cash                                                  $       0          $       0
Prepaid expenses and other assets                             0                  0
Net assets of Haven Federal Savings and
    Loan Association (notes 1 and 2)                          0                  0
                                                      ---------          ---------
         Total assets                                 $       0          $       0
                                                      =========          =========



Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities                $ 23,890           $  23,890
Net liabilities of Haven Federal Savings
    and Loan Association (notes 1 and 2)                     0                   0
                                                      --------           ---------
         Total liabilities                              23,890              23,890


Preferred stock, $.01 par value, Authorized
    6,000,000 shares, none outstanding

Common stock, $.001 par value,
    50,000,000 shares authorized,
    10,987,000 shares issued                            10,987              10,987
    Treasury stock, 1,954 and 1,954 shares, at cost          0                   0
Additional paid-in capital                              80,710             680,710
Deficit                                               (715,587)           (715,587)
                                                      --------           ---------
         Total stockholders' (deficit) equity          (23,890)            (23,890)
                                                      --------           ---------
         Total liabilities and stockholders'
               (deficit) equity                       $      0           $       0
                                                      ========           =========


	See accompanying notes to consolidated financial statements.

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------

                   ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Operations
                                (Unaudited)




                                  Three Months Ended Dec 31           Six Months Ended Dec 31
                                  -------------------------           -----------------------
                                  2002              2001                2002          2001
                                  ----              ----                ----          ----

Interest Income                       0                 0                   0             0
Other income                          0                 0                   0             0
                                 ------            ------              ------        ------
    Total income                      0                 0                   0             0

Expense
    Employee Compensation             0                 0                   0             0
    Other                             0                 0                   0             0
                                 ------            ------              ------        ------

    Total expense                     0                 0                   0             0

    Loss from discontinued
         operation (note 2)           0                 0                   0             0
                                 ------            ------              ------        ------
Net loss                         $    0                 0                   0             0
                                 ======            ======              ======        ======

Loss per share                   $ 0.00            $ 0.00             $  0.00       $  0.00
                                 ======            ======             =======       =======

Dividend per share                 ---               ---                  ---           ---
                                 ======            ======             =======       =======

Weighted average number
   of shares outstanding     10,985,046        10,985,046          10,985,046    10,985,046
                             ==========        ==========          ==========    ==========



	See accompanying notes to consolidated financial statements

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------

                 ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                  Consolidated Statements of Cash Flows
                               (Unaudited)


                                                                Six Months Ended December 31
                                                                ----------------------------
                                                                    2002              2001
                                                                    ----              ----

Cash flows from operating activities:

Net loss                                                        $          0    $          0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital                   0               0
Decrease in prepaid expenses and other assets                              0               0
Decrease (increase) in net assets of
   Haven Federal                                                           0               0
(Decrease) in accrued expenses and other liabilities                       0               0
(Decrease) Increase in net liabilities of
 Haven Federal                                                             0               0
Amortization of organization expenses                                      0               0
                                                                  ----------     -----------

Net cash provided (used) by operating activities                           0               0

Cash and cash equivalents, beginning of year                               0               0
                                                                  ----------     -----------

Cash and cash equivalents, end of quarter                         $        0     $         0
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

Note 2. The net assets of Admiral=s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2002 and 2001.

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------


                 ITEM 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations


General
-------

    ADMIRAL FINANCIAL CORP. ("ADMIRAL"), an inactive corporation, is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified. Admiral has been a plaintiff in a "Winstar-type" action against the United States government in the United States Court of Federal Claims since 1993, wherein the Company seeks damages for the government's breach of a contract involving the Supervisory Goodwill and Regulatory Capital granted in connection with Admiral's previous acquisition of an insolvent savings and loan association in 1988. On October 16, 2002, the Court of Federal Claims found the United States Government liable for damages to Admiral, for a material breach of contract. Damage trial hearings in the United States Court of Federal Claims during the period from December 2 - 17, 2002, and the case is currently in the post-trial briefing stage.

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

    This action was stayed by order of the Court dated September 3, 1993, pending the en banc decision on rehearing of the Court of Appeal for the Federal Circuit in Winstar Corp., et al. v. United States, a pending action which Admiral management believes to contain a substantially similar fact pattern. On August 30, 1995, the United States Court of Appeals for the Federal Circuit, in an en banc decision, affirmed the summary judgment decisions by the Court of Federal Claims on the liability portion of the breach of contract claims against the United States in Winstar, and in two other similar cases (Statesman and Glendale) which had been consolidated for purposes of the appeal. In its Winstar decisions, the Court of Federal Claims found that an implied-in-fact contract existed between the government and Winstar, and that the government breached this contract when Congress enacted FIRREA. In Statesman and Glendale, that Court found that the Plaintiffs had express contracts with the government, which were breached by the enactment of FIRREA. The federal government appealed the Winstar decisions to the United States Supreme Court. On November 14, 1995, Admiral's action (and all other similar actions) was stayed by order of the Court, pending the outcome of that appeal.

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


Comparison of Three Months Ended December 31. 2002 and 2001
-----------------------------------------------------------

Admiral was inactive, and recorded no revenues or expenses during either period.


Comparison of Six Months Ended December 31. 2002 and 2001
---------------------------------------------------------

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


                                       ADMIRAL FINANCIAL CORP. (Registrant)




Date:   February 10, 2003           By:/s/ Wm. Lee Popham
                                       ------------------------------------
                                       Wm. Lee Popham, President


Date:   February 10, 2003           By:/s/ Linda E. Baker
                                       ------------------------------------
                                       Linda E. Baker, Principal Financial
                                       and Accounting Officer