Form 10-Q
period 2003-03-31
ADMIRAL FINANCIAL CORP
filed 2003-05-15
CIK 828530

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 2003

	OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ............. to .............

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


                    Common Stock $.001 Par Value
         Outstanding Shares at March 31, 2003: 10,985,046

                                           PART I  -  FINANCIAL INFORMATION
                                           --------------------------------



                       ADMIRAL FINANCIAL CORP.
                          AND SUBSIDIARY

                    Consolidated Balance Sheets


                                                        March 31, 2003         June 30, 2002
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

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------


                 ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                  Consolidated Statements of Operations
                               (Unaudited)


                              Three Months Ended Mar 31     Nine Months Ended Mar 31
                              -------------------------     ------------------------
                                2003            2002           2003           2002
                             ----------       ---------     ---------      ---------

Interest Income                       0               0             0              0
Other income                          0               0             0              0
                             ----------       ---------     ---------      ---------
Total income                          0               0             0              0

Expense
  Employee Compensation               0               0             0              0
  Other                               0               0             0              0
                             ----------       ---------     ---------      ---------
Total expense                         0               0             0              0

Loss from discontinued
operation (note 2)                    0               0             0              0
                             ----------       ---------     ---------      ---------
Net loss                     $        0               0             0              0
                             ==========       =========     =========      =========

Loss per share               $     0.00       $    0.00     $    0.00      $    0.00
                             ==========       =========     =========      =========

Dividend per share              ---              ---           ---            ---
                             ==========       =========     =========      =========

Weighted average number
   of shares outstanding     10,985,046       10,985,046    10,985,046     10,985,046
                             ==========       ==========    ==========     ==========




	See accompanying notes to consolidated financial statements

                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------


                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                                       Nine Months Ended March 31
                                                       --------------------------
                                                         2003             2002
                                                       ---------        ---------

Cash flows from operating activities:

Net loss                                               $       0        $       0

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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 2003 and June 30, 2002.

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

     Admiral Financial Corp. was formed in 1987 to acquire an insolvent savings and loan association in a supervisory acquisition solely with private investment funds, and without the benefit of any federal assistance payments. Admiral acquired Haven Federal Savings and Loan Association of Winter Haven, Florida on June 16, 1988. In that acquisition transaction, Admiral issued 8,000,000 new common shares in exchange for assets (primarily real estate and a profitable business engaged in the purchase and redemption of Florida tax sale certificates) having a fair market value of approximately $40 million, subject to approximately $27 million of mortgages and other liabilities, and less approximately $1 million of fees and expenses (necessary to provide the proper forms and documentation in accordance with government rules and regulations), for a net equity contribution of approximately $12 million. Admiral then contributed virtually all of these net assets and liabilities to the capital of Haven, plus an additional 987,000 new common shares of Admiral, which were simultaneously issued in exchange for 100% of the outstanding shares of Haven in an approved A supervisory acquisition" of an insolvent thrift institution. Admiral has had substantially no assets or operations other than its investment in Haven.

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

     Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. Admiral's Motion for Summary Judgment, together with several other motions, claims and counter-claims filed by all the Parties to the litigation, was heard at the United States Court of Claims on December 18, 2001, and on January 10, 2002. On October 16, 2002, the Court of Federal Claims found the United States Government liable for damages to Admiral, for a material breach of contract. Damage trial hearings commenced on December 2, 2002, and continued through December 17, 2002. Post-trial briefing was completed during the current fiscal quarter, and a decision of the Court is expected before the end of calendar year 2003.

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


Comparison of Three Months Ended March 31. 2003 and 2002
--------------------------------------------------------

     Admiral was inactive, and recorded no revenues or expenses during the period.


Comparison of Nine Months Ended March 31. 2003 and 2002
-------------------------------------------------------

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


Item 6.   Exhibits and Reports on Form 8-k


        (a)  Exhibits:
             99.1 CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K
             None.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ADMIRAL FINANCIAL CORP.
                                   (Registrant)




Date:   May 13, 2003               By:     /s/ Wm. Lee Popham
                                      ---------------------------------
                                      Wm. Lee Popham, President


Date:   May 13, 2003               By:     /s/ Linda E. Baker
                                      -----------------------------------
                                      Linda E. Baker, Principal Financial
                                      and Accounting Officer





               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                   PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Quarterly Report on Form 10-Q of Admiral Financial Corp. for the period ended March 31, 2003, Wm. Lee Popham, President, and Linda E. Baker, Secretary and Treasurer of Admiral Financial Corp. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

     1.   Such Quarterly Report on Form 10-Q for the period ended
          March 31, 2003, fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in such Quarterly Report on Form 10-Q for the period ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Admiral Financial Corp.

                                ADMIRAL FINCIAL CORP.


Dated: May 13, 2003             By:/s/Wm. Lee Popham
                                   --------------------------------
                                   Wm. Lee Popham, President


Dated: May 13, 2003             By:/s/Linda E. Baker
                                   ---------------------------------
                                   Linda E. Baker, Principal
                                   Financial and Accounting Officer

Exhibit 99.1
------------
                                CERTIFICATIONS
                                --------------

       I, Wm. Lee Popham, President of Admiral Financial Corp., hereby certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Admiral
       Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                         /s/Wm. Lee Popham
                                          --------------------------------
                                          Wm. Lee Popham, President

                                CERTIFICATIONS
                                --------------

     I, Linda E. Baker, Principal Financial and Accounting Officer of Admiral Financial Corp., hereby certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Admiral
       Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                   /s/ Linda E. Baker
                                     ------------------------------------
                                     Linda E. Baker, Principal Financial
                                     and Accounting Officer