Form 10-K
period 2003-06-30
ADMIRAL FINANCIAL CORP
filed 2003-09-29
CIK 828530

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended June 30, 2003
                                       -------------

                                   OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the transition period from___________ to ____________

                     Commission File Number 0-17214

                        ADMIRAL FINANCIAL CORP.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            FLORIDA                            59-2806414
     ------------------------              -------------------
     (State of incorporation)               (I.R.S. Employer
                                           Identification No.)
     7101 Southwest 67 Avenue
      South Miami, Florida                       33143
---------------------------------------    -------------------
(Address of principal executive office)        (Zip Code)

  Registrant's telephone number, including area code:  305-669-6117
                                                     -----------------

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

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 26, 2003 (based on the last closing sale price as reported on the OTC
Bulletin Board on such date) was NO BID.

Number of shares of common stock outstanding as of September
26, 2003, was 10,985,046.

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

     Also in accordance with the Agreement, Haven was credited with new capital under RAP accounting, equal to $11 million. This amount was computed by taking into account the $13 million fair market value of the net assets contributed by Admiral to Haven, less the $1 million of fees and costs incurred, and less an additional $1 million resulting from reduced valuations of certain of the contributed assets for purposes of calculating Haven=s RAP equity by the appraisal division of the Federal Home Loan Bank Board.

     In accordance with GAAP, however, the contributed equity values reported to Admiral=s shareholders was the net historical book value of $596,812, net of approximately $1.05 million of out-of-pocket professional fees, expenses, and other transaction costs associated with the supervisory acquisition, and not the appraised net fair market equity values of $13 million.

     As an integral part of Admiral's application to acquire Haven, Admiral filed a Business Plan of proposed operations calling for a significant growth of earning assets, and an increase in low-cost deposits and other lower-cost liabilities to refinance Haven=s relatively high cost of funds. This growth was to be generated both internally, and by acquisitions of other branches and thrifts. The FHLBB Agreement approved Admiral's Business Plan.

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

     For the fiscal year ended June 30, 1989, Haven experienced a Net Interest Income (similar to a Gross Profit for commercial business operations) of $1.635 million, as opposed to a Net Interest Expense of ($.163 million) for the fiscal year immediately preceding Admiral=s supervisory acquisition of Haven. These results represented a significant turnaround for Haven during the first year of post-supervisory acquisition operations.

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

FIRREA imposed, by no later than December 7, 1989, more stringent capital requirements upon savings institutions than those previously in effect. These capital requirements were applied to Haven on a retroactive basis. Haven did not meet these new capital requirements on the date of enactment, or on the earlier date of Haven=s acquisition by Admiral. Because of certain provisions of FIRREA relating primarily to the disallowance of supervisory goodwill and certain other intangible assets in the calculation of required net capital, management estimates that Admiral would have been required under the Agreement to infuse additional capital of approximately $18 million by December 7, 1989. Had FIRREA been in effect on the date of Haven=s acquisition by Admiral, Haven would have fallen short of the capital requirements by approximately $14 million, after taking into account Admiral=s contribution of $11 million of new regulatory capital. Admiral did not infuse any additional capital, and the net assets of Haven were confiscated by the federal authorities on March 2, 1990.

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

     On July 1, 1996, the United States Supreme Court concluded in Winstar that the United States is liable for damages for breach of contract, affirmed the summary judgment decisions in Winstar, and remanded the cases to the Court of Federal Claims for further hearings on the calculation of damages. The majority of the Court found no reason to question the Federal Circuit=s conclusion that the Government had express contractual obligations to permit respondents to use goodwill and capital credits in computing their regulatory capital reserves. When the law as to capital requirements changed, the Government was unable to perform its promises and became liable for breach under ordinary contract principles.

     Subsequent to the United States Supreme Court decision in Winstar, the stay on Admiral's litigation proceedings has been lifted. Admiral's Motion for Summary Judgment, together with several other motions, claims and counter-claims filed by all the Parties to the litigation, were argued in two hearings at the United States Court of Claims on December 18, 2001, and on January 10, 2002.

     On October 16, 2002, the Court granted the Admiral Motion for Summary Judgment in part, by finding that the United States Government liable for damages for breach of contract, pending the taking of testimony regarding a possible prior material breach by Admiral. A trial was conducted during December, 2002, and testimony was taken regarding the value of the assets originally contributed by Admiral, and the Government's arguments regarding Admiral's prior material breach were heard by the Court. On August 1, 2003, the Court held in favor of the United States
Government, stating that Admiral had committed a prior material breach when the Company did not meet the minimum capital requirement at March 31, 1989, despite the fact that FIRREA was enacted (on August 9, 1989) prior to the end of Admiral's "cure period" (October 16, 1989), thereby making such a cure impossible to perform. Admiral management strongly disagrees with the findings of the Court, and a Notice of Appeal was filed in September, 2003. There can be no assurance that Admiral will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery.

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

     From September 30, 1989 until October 1999, Admiral's shares were listed in the over-the-counter market on the OTC Bulletin Board. Admiral was notified in October 1999 that as an inactive Company, trading on the OTC Bulletin Board would no longer be allowed. There is currently no firm making an active market in Admiral=s stock. The Company was notified of a change in the stock symbol from ADFC to ADFK in January 1999.

     The   following  table  sets  forth,  for  the  periods
indicated, the high and low sales prices as reported on the OTC Bulletin Board.


                                         Ask             Bid
                                    ------------     ------------
                                    High     Low     High     Low
                                    ----     ---     ----     ---
     2002:
          First   Quarter           0.01     0.001   0.001    N/A
          Second  Quarter           0.01     0.001   0.001    N/A
          Third   Quarter           0.01     0.001   0.001    N/A
          Fourth  Quarter           0.01     0.001   0.001    N/A

     2003:
          First   Quarter           0.01     0.001   0.001    N/A
          Second  Quarter           0.01     0.001   0.001    N/A
          Third  Quarter            0.01     0.001   0.0001   N/A
          Fourth  Quarter           0.01     0.001   0.0001   N/A


     As of June 30, 2003, there were 497 stockholders of record.

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


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

     Admiral was formed in 1987 for the purpose of effecting the Contributed Property Exchange Offer and Merger with Haven and had no prior operating history. Admiral's acquisition of Haven occurred on June 16, 1988, and has been accounted for as if it occurred on June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2003. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2003, 2002, 2001, 2000, and 1999. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

                                                 Year ended June 30,
                                  --------------------------------------------------
                                    2003       2002       2001       2000      1999
                                  -------     ------     ------     ------    ------
                                      (Dollars in thousands except per share data)
Admiral income                    $     0          0          0          0         0
Haven:
Interest income                         -          -          -          -         -
Interest expense                        -          -          -          -         -
                                  -------     ------     ------     ------    ------

     Net interest income
     before provision
     for loan losses
     (expense)                          0          0          0          0         0

Provision for loan losses               -          -          -          -         -
                                  -------     ------     ------     ------    ------
     Net interest income
     (expense) after
     provision for
     loan losses                        0          0          0          0         0

     Loss before extraordinary
     item and cumulative effect
     of change in accounting
     principle                          0          0          0          0         0
Extraordinary item                      -          -          -          -         -
Cumulative effect of change in
     accounting principle               -          -          -          -         -

          Net earnings (loss)     $     0          0          0          0         0
                                  =======     ======     ======     ======    ======

Earnings (loss) per share         $  0.00       0.00       0.00       0.00      0.00


                                                 Year ended June 30,
                                  --------------------------------------------------
                                    2003       2002       2001       2000      1999
                                  -------     ------     ------     ------    ------
                                      (Dollars in thousands except per share data)

Net  assets of Haven              $     -          -          -          -         -
Total  assets                           0          0          0          0         0
Net  liabilities of  Haven              -          -          -          -         -
Total   liabilities                    24         24         24         24        24
Total stockholders' equity
  (deficit)                           (24)       (24)       (24)       (24)      (24)
Book value (deficit) per
  common share                       (.00)      (.00)      (.00)      (.00)     (.00)
Number of offices of Admiral            1          1          1          1         1


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

     Admiral was formed in 1987 and had no operations until its acquisition of Haven on June 16, 1988. Admiral's only significant asset was its investment in Haven. Admiral has been inactive since 1990.

Comparison of Years Ended June 30, 2003 and 2002
------------------------------------------------

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  financial statements and schedules listed in  Item
14 hereof and included in this report on Pages F-1 through F-
11 are incorporated herein by reference.


ITEM 9.   CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  following table sets forth, as of June  30,  2003,
certain  information  with  respect  to  the  directors  and
executive   officers  continuing  in  office   until   their
successors have been elected and qualified.

                                                         Officer
                                                          And/or
                                                         Director
     Name              Age      Position                   Since
--------------         ---      --------                 --------

Wm. Lee Popham         52       Chairman of the Board,     1987
                                Chief Executive Officer,
                                President and Chief
                                Financial Officer

     Certain background information for the director is set forth below.

     WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He has also been an independent corporate planning and acquisition consultant since 1996, as well as the Sr. Vice President - Finance of Daniel Electrical Contractors, Inc., Miami, Florida, (a wholly-owned electrical contractor subsidiary of Integrated Electrical Services, Inc., Houston, Texas, NYSE-
IES) since January 1999, and a Senior Sales Associate with Jeanne Baker Realty, Inc., Miami, Florida, since 2002. He had also served as Chairman of the Board and President of Caesar Creek Holdings, Inc. (CCH), Miami, Florida (a
financial acquisition company) since June 1985, and in various other officer and director positions with several subsidiaries and affiliates of CCH, until its liquidation in December 1989. He has also served as a Director and Secretary-Treasurer of Jeanne Baker, Inc., a real estate brokerage company located in Dade County, Florida, since 1973, and was actively employed by that Company from 1990 until its sale in 1996. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc.(AMEX-RVR), Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares were traded on the American Stock Exchange until its sale to Budget Group, Inc.(NYSE-BD), from 1984 until 1991.



ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation
-----------------

     The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 2003.


       Name and               Annual Compensation Awards
    Principal Position     Year     Salary   Bonus   Other
    ------------------     ----     ------   -----   -----

Wm. Lee Popham             2003     $  ---    ---     ---
Chairman and President     2002        ---    ---     ---
Chief Executive Officer    2001        ---    ---     ---


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


ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 2003 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

                                             Amount and     Percent
                                             Nature of        of
          Name and Address of                Beneficial     Common
           Beneficial Owner                  Ownership       Stock
           ----------------                  ----------     -------

Wm. Lee Popham (l)                           1,923,684       17.51%
7101 Southwest 67 Avenue
South Miami, Florida 33143

Ti-Aun Plantations, N.V.                       889,007        8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)                            668,651        6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

All directors and
  executive officers as a
  group (1 person)                           1,923,684       17.51%

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



                            PART IV

ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES   AND
          REPORTS ON FORM 8-K

                        ADMIRAL FINANCIAL CORP.

                                 INDEX

                                                                 Page
(a.)1.  Admiral Financial Corp.:


     Statement  Regarding Sec. 210.3-11  of  Regulation  S-K     F-1

     Consolidated  Balance Sheets as of June  30,  2003  and
     2002                                                        F-2

     Consolidated  Statement  of Operations  for  the  three
     years  ended June 30, 2003                                  F-3

     Consolidated   Statement  of  Stockholders'   (Deficit)
     Equity for the three years ended June 30, 2003              F-4

     Consolidated  Statement of Cash  Flows  for  the  three
     years ended June 30, 2003                                   F-5

     Notes to Consolidated Financial Statements                  F-6

(a.)2.  There   are   no  financial  statement   schedules
        required to be filed by Item 8 of this Form 10-K, or by paragraph (d) of Item 14.

(a.)3.  Exhibits
        --------

     (3) The Articles of Incorporation and By-Laws of Admiral are incorporated herein by reference to Exhibits 3.1 and 3.2 of Admiral=s Form S-4 Registration Statement filed with the Securities and Exchange Commission on January 22, 1988.

     (4)  A   specimen   copy  of  Admiral=s  common   stock
          certificate is incorporated herein by reference to
          Exhibit 4.1 in Amendment No. 1 of Admiral's Form S-4 Registration Statement filed with the Securities and Exchange Commission on April 5, 1988.

     (9)  Not applicable.

     (10) Admiral hereby incorporates by reference the sections entitled Appendix A - Agreement and Plan of Reorganization, as amended, dated October 26, 1987, and related Agreement and Plan of Merger, as amended and Contributed Property Exchange Offer contained in Haven=s Prospectus/Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with Haven=s special meeting held on June 3, 1988.

     (11) Not applicable.

     (12) Not applicable.

     (13) Not applicable.

     (16) Not applicable.

     (18) Not applicable.

     (21) Admiral's  sole subsidiary has been Haven  Federal
          Savings  and  Loan Association.   The  assets  and
          liabilities of Haven were confiscated by the federal government on March 2, 1990.

     (22) Not applicable.

     (23) Not applicable.

     (24) Not applicable.

     (27) Financial Data Schedule attached.

     (28) Not applicable.

     (31) Certification of Chief Executive Officer and Chief
          Financial  Officer  Pursuant to 18 U.S.C.  Section
          1350

     (32) Certification of Chief Executive Officer and Chief
          Financial Officer  Pursuant to  Section 302 of the
          Sarbanes-Oxley Act of 2002


(b.) Admiral filed no reports on Form 8-K during the fiscal year ended June 30, 2003.

(c.) The exhibits required by Item 601 of Regulation S-K are included in (a)(3) above.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 ADMIRAL FINANCIAL CORP.



                               By /s/ Wm. Lee Popham
                                 ---------------------------
                                 Wm. Lee Popham, President,
Date:  September 29, 2003        Chief Executive Officer
                                 And Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                   Date
     ---------                       -----                   ----

/s/  Wm.  Lee Popham          Chairman of the Board    September 29, 2003
Wm. Lee Popham                Of Directors, Chief
Chairman and President        Executive Officer,
Principal Executive Officer   President, and
Principal Financial Officer   Chief Financial Officer


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

                        ADMIRAL FINANCIAL CORP.
                             AND SUBSIDIARY

                      Consolidated Balance Sheets
                           (Amounts in DOLLARS)

                                           June 30, 2003     June 30, 2003
                                           -------------     -------------
                                            (Unaudited)       (Unaudited)

                  Assets
                  ------
Cash                                       $           0     $           0
Prepaid expenses and other assets                      0                 0
Net assets of Haven Federal Savings and
     Loan Association (note 2)                         0                 0
                                           -------------     -------------
          Total assets                     $           0     $           0
                                           =============     =============


Liabilities and Stockholders'
    (Deficit) Equity
-----------------------------

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

                      ADMIRAL FINANCIAL CORP.
                          AND SUBSIDIARY

              Consolidated Statements of Operations
                           (Unaudited)

                                       Years Ended June 30,
                                 --------------------------------
                                   2003        2002         2001
                                 --------    --------     -------
REVENUES:

Interest Income                  $      0    $      0     $     0
Other income                            -           -           -
                                 --------    --------     -------
     Total income                       0           0           0

EXPENSES:

Employee Compensation                   -           -           -
Other Expense                           0           0           0
                                 --------    --------     -------
     Total expense                      0           0           0


Loss from discontinued
  operation (note 2)                    0           0           0
                                 --------    --------     -------
Net loss                         $      0    $      0     $     0
                                 ========    ========     =======

Loss per share                   $   0.00        0.00        0.00
                                 ========    ========     =======

Dividend  per share                     -           -           -
                                 ========    ========     =======

Weighted  average number
of shares outstanding          10,985,046  10,985,046  10,985,046
                               ==========  ==========  ==========


  See accompanying notes to consolidated financial statements

                        ADMIRAL FINANCIAL CORP.
                             AND SUBSIDIARY


                Consolidated Statement of Stockholders'
                            (Deficit) Equity

                   For the years ended June 30, 2003




                                            Common Stock                Additional          Retained
                                       Issued and Outstanding            Paid-In            Earnings
                                       Shares         Amount             Capital            (Deficit)
                                     ----------     ---------           ---------         ------------
Balance at June 30, 1988             10,985,046     $  10,987           $ 680,710         $          -

  Net loss for the year                                     -                   -          (13,813,316)
                                     ----------     ---------           ---------         ------------
Balance at June 30, 1989             10,985,046        10,987             680,710          (13,813,316)

   Confiscation of Subsidiary
     Net Assets and Liabilities                             -                   -           13,238,189

    Net loss for the year                                   -                   -              (79,030)
                                     ----------     ---------           ---------         ------------
Balance at June 30, 1990             10,985,046     $  10,987           $ 680,710         $   (654,157)

    Net loss for the year                                                 (21,043)
                                     ----------     ---------           ---------         ------------
Balance at June 30, 1991             10,985,046     $  10,987           $ 680,710         $   (675,200)

    Net loss for the year                                                 (20,194)
                                     ----------     ---------           ---------         ------------

Balance at June 30, 1992             10,985,046     $  10,987           $ 680,710         $   (695,394)

    Net loss for the year                                                 (20,193)
                                     ----------     ---------           ---------         ------------

Balance at June 30, 1993, 1994,
      1995, 1996, 1997 , 1998,
      1999, 2000, 2001, 2002,
      and  2003                      10,985,046     $  10,987           $ 680,710         $   (715,587)
                                     ==========     =========           =========         ============




      See accompanying notes to consolidated financial statements.

                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                        Year Ended June 30,
                                                  --------------------------------
                                                    2003        2002         2001
                                                  --------    --------     -------
Cash flows from operating activities:

Net loss                                          $      0    $      0     $     0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
    Haven Federal after retroactive disallowance
    of agreed supervisory goodwill and regulatory
    capital
Decrease in prepaid expenses and other assets
Decrease (increase) in net assets of
   Haven Federal
(Decrease) in accrued expenses and other
   liabilities
(Decrease) Increase in net liabilities of
   Haven Federal
Amortization  of  organization  expenses                 0           0           0
                                                  --------    --------     -------

Net cash provided (used) by operating activities         0           0           0

Cash and cash equivalents, beginning of year             0           0           0
                                                  --------    --------     -------
Cash and cash equivalents, end of year            $      0    $      0     $     0
                                                  ========    ========     =======





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



(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Basis of Presentation

     The accompanying balance sheets as of June 30, 2003 and 2002, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.


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

(4)  Income Taxes
     ------------

     At June 30, 2003 and 2002, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,447,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,095,000, respectively, for state income tax purposes to offset future taxable income.

     These carryforwards were scheduled to expire in future years as follows:

                       Year ending
                        June 30,                 Federal              State
                       -----------               -------              -----
                         1990                 $    2,348,000     $    2,304,000
                         1991                      2,984,000          2,941,000
                         1992                      5,360,000          5,230,000
                         2001                      1,549,000          1,537,000
                         2002                      1,288,000          1,288,000
                         2004                      7,468,000          7,128,000
                                              --------------     --------------
Net operating loss
  carryforwards,
  June 30, 1989:                                  20,997,000         20,428,000
  Less: 1990 Expirations                          (2,348,000)        (2,304,000)
                         2005                         79,000             79,000
                                              --------------     --------------
  Net operating loss
    carryforwards,
    June 30, 1990:                                18,728,000         18,203,000
  Less: 1991 Expirations                          (2,984,000)        (2,941,000)
                         2006                         21,000             21,000
                                              --------------     --------------
  Net operating loss
    carryforwards,
    June 30, 1991                                 15,765,000         15,283,000
  Less: 1992 Expirations                          (5,360,000)        (5,230,000)
                         2007                         21,000             21,000
                                              --------------     --------------
  Net operating loss
    carryforwards,
    June 30, 1992                             $   10,426,000     $   10,074,000
                         2008                         21,000             21,000
                                              --------------     --------------
  Net operating loss
    carryforwards,
    June 30, 1993,
    1994, 1995, 1996,
    1997, 1998, 1999,
    2000, 2001, 2002,
    and 2003                                  $   10,447,000     $   10,095,000
                                              ==============     ==============


     The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994,
     1993, 1992, 1991 and 1990. While the confiscation of the assets and liabilities of Haven may have resulted in a taxable event, management believes that any taxable income resulting from such confiscation of assets and liabilities should not exceed the available net operating loss carryforwards.

     The net operating loss carryforwards expiring through 2002 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 2003 and 2002, such purchased loss carryforwards remaining amounted to approximately $0 and $0, respectively.


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

     On October 16, 2002, the Court granted the Admiral Motion for Summary Judgment in part, by finding that the United States Government liable for damages for breach of contract, pending the taking of testimony regarding a possible prior material breach by Admiral. A trial was conducted during December, 2002, and testimony was taken regarding the value of the assets originally contributed by Admiral, and the Government's arguments regarding Admiral's prior material breach were heard by the Court. On August 1, 2003, the Court held in favor of the United States Government, stating that Admiral had committed a prior material breach when the Company did not meet the minimum capital requirement at March 31, 1989, despite the fact that FIRREA was enacted (on August 9, 1989) prior to the end of Admiral's "cure period" (October 16, 1989), thereby making such a cure impossible to perform.

     Admiral filed a Notice of Appeal in September, 2003.

     There can be no assurance that Admiral will ever be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery.

     Admiral is not a party to any other legal proceedings.