Form 10-Q
period 2003-09-30
ADMIRAL FINANCIAL CORP
filed 2003-11-14
CIK 828530

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[ X ]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2003

                                    OR

[   ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ........... to ...........

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
                                            --------------------------------


                          ADMIRAL FINANCIAL CORP.
                             AND SUBSIDIARY

                       Consolidated Balance Sheets
                                ($Dollars)



               Assets
               ------                           September 30, 2003    June 30, 2003
                                                ------------------    -------------
                                                    (Unaudited)        (Unaudited)


Cash                                                $         0        $         0
Prepaid expenses and other assets                             0                  0
Net assets of Haven Federal Savings and
    Loan Association (notes 1 and 2)                          0                  0
                                                     ----------         ----------
         Total assets                               $         0        $         0
                                                     ==========         ==========





Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities              $    23,890        $    23,890
Net liabilities of Haven Federal Savings
    and Loan Association (notes 1 and 2)                                         0                              0
                                                     ----------         ----------
         Total liabilities                               23,890             23,890


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

                                            PART FINANCIAL INFORMATION
                                            --------------------------


                   ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                    Consolidated Statements of Operations
                              (Unaudited)




                                           Three Months Ended Sept 30
                                     -------------------------------------
                                           2003                 2002
                                         -------              -------

Interest Income                                0                    0
Other income                                   0                    0
                                       ---------            ---------
         Total income                          0                    0

Expense
         Employee Compensation                 0                    0
         Other                                 0                    0
                                       ---------            ---------

         Total expense                         0                    0

         Loss from discontinued
              operation (note 2)               0                    0
                                       ---------            ---------
Net loss                               $       0                    0
                                       =========            =========
Loss per share                         $    0.00            $    0.00
                                       =========            =========

Dividend per share                        ---                  ---
                                       =========            =========

Weighted average number
   of shares outstanding              10,985,046           10,985,046
                                      ==========           ==========



       See accompanying notes to consolidated financial statements

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------


                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                (Unaudited)



                                                          Three Months Ended Sept 30
                                                          --------------------------
                                                             2003           2002
                                                            ------         ------


Cash flows from operating activities:

Net loss                                                    $    0         $    0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital         0              0
Decrease in prepaid expenses and other assets                    0              0
Decrease (increase) in net assets of
   Haven Federal                                                 0              0
(Decrease) in accrued expenses and other liabilities             0              0
(Decrease) Increase in net liabilities of
   Haven Federal                                                 0              0
Amortization of organization expenses                            0              0
                                                          --------       --------

Net cash provided (used) by operating activities                 0              0

Cash and cash equivalents, beginning of year                     0              0
                                                          --------       --------

Cash and cash equivalents, end of quarter                 $      0       $      0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 2003 and 2002.

                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------


              ITEM 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

General
-------

    ADMIRAL FINANCIAL CORP. ("ADMIRAL"), an inactive corporation, is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified. Admiral has been a plaintiff in a Winstar-type action against the United States government in the United States Court of Federal Claims since 1993, wherein the Company seeks damages for the government's breach of a contract involving the Supervisory Goodwill and Regulatory Capital granted in connection with Admiral's previous acquisition of an insolvent savings and loan association in 1988.On October 16, 2002, the Court granted the Admiral Motion for Summary Judgment in part, by finding that the United States Government liable for damages for breach of contract, pending the taking of testimony regarding a possible prior material breach by Admiral. A trial was conducted during December, 2002, and testimony was taken regarding the value of the assets originally contributed by Admiral, and the Government's arguments regarding Admiral's prior material breach were heard by the Court. On August 1, 2003, the Court held in favor of the United States Government, stating that Admiral had committed a prior material breach when the Company did not meet the minimum capital requirement at March 31, 1989, despite the fact that FIRREA was enacted (on August 9, 1989) prior to the end of Admiral's "cure period" (October 16, 1989), thereby making such a cure impossible to perform. Admiral management strongly disagrees with the findings of the Court, and a Notice of Appeal was filed in September, 2003. There can be no assurance that Admiral will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery.

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

    A condition to the Federal Home Loan bank Board (AFHLBB@) Resolution approving the acquisition of control of Haven by Admiral (the Agreement) required that Admiral account for the acquisition of Haven under the Purchase method of accounting, whereby an asset in the nature of Goodwill would be realized, generally, to the extent of any previous negative net worth of the acquired insolvent thrift, plus the excess of the fair market values of the contributed assets over their respective historical costs. Haven's regulatory goodwill of approximately $20 million was, in accordance with the Agreement, to be amortized against earnings over a period of twenty-five years.

    Another condition to the same Agreement required that Admiral execute a Regulatory Capital Maintenance/Dividend Agreement which provided certain remedies if Haven and Admiral were unable to liquidate, on a scheduled basis ending June 30, 1990, the real estate used by Admiral to capitalize its acquisition of Haven. The remedies of the Federal Savings and Loan Insurance Corporation (FSLIC) agreed to by Admiral in the Agreement included the right of the FSLIC to (I) vote the common stock of Haven; (ii) remove the board of directors of Haven; and/or (iii) dispose of any or all of the voting securities of Haven owned by Admiral.

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

Comparison of Three Months Ended September 30. 2003 and 2002
------------------------------------------------------------

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


                                 ADMIRAL FINANCIAL CORP. (Registrant)




Date:   November 13, 2003        By: /s/ Wm. Lee Popham
                                     -----------------------------------
                                     Wm. Lee Popham, President


Date:   November 13, 2003        By: /s/ Wm. Lee Popham
                                     -----------------------------------
                                     Wm. Lee Popham, Principal Financial
                                     and Accounting Officer



                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                    PURSUANT TO 18 U.S.C. SECTION 1350

    In connection with the accompanying Annual Report on Form 10K of Admiral Financial Corp. for the fiscal quarter ended September 30, 2003, Wm. Lee Popham, Chairman, CEO and CFO of Admiral Financial Corp. hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge and belief, that:

    1. Such Annual Report on Form 10Q for the period ended September 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in such Annual Report on Form 10Q for the period ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Admiral Financial Corp.



                                  ADMIRAL FINANCIAL CORP.



Date:   November 13, 2003         By:  /s/Wm. Lee Popham
                                     -------------------------------------
                                     Wm. Lee Popham, Chairman, CEO and CFO