Form 10-Q
period 2003-12-31
ADMIRAL FINANCIAL CORP
filed 2004-02-17
CIK 828530

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q
     (Mark One)
     [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2003
                                           -----------------

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

               Yes   [X]                   No   [ ]



                      Common Stock $.001 Par Value
         Outstanding  Shares at December 31,  2003:  10,985,000

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------


                        ADMIRAL FINANCIAL CORP.
                             AND SUBSIDIARY

                      Consolidated Balance Sheets
                               (Dollars)

                                                   December 31, 2003    June 30, 2003
                                                     (Unaudited)         (Unaudited)
          Assets
          ------

Cash                                                 $         0         $         0
Prepaid expenses and other assets                              0                   0
Net assets of Haven Federal Savings and
     Loan Association (notes 1 and 2)                          0                   0
                                                     -----------         -----------
          Total assets                               $         0         $         0
                                                     ===========         ===========


Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities               $    23,890         $    23,890
Net liabilities of Haven Federal Savings
     and Loan Association (notes 1 and 2)                      0                   0
                                                     -----------         -----------
          Total liabilities                               23,890              23,890


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

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------


                ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Statements of Operations
                              (Unaudited)





                              Three Months Ended Dec 31     Six Months Ended Dec 31
                              -------------------------   ---------------------------
                                 2003            2002         2003            2002
                              ----------     ----------   ----------       ----------

Interest Income                        0              0            0                0
Other income                           0              0            0                0
                              ----------     ----------   ----------       ----------
     Total income                      0              0            0                0

Expense
     Employee Compensation             0              0            0                0
     Other                             0              0            0                0
                              ----------     ----------   ----------       ----------
     Total expense                     0              0            0                0

     Loss from discontinued
          operation (note 2)           0              0            0                0
                              ----------     ----------   ----------       ----------
Net loss                      $        0              0            0                0
                              ==========     ==========   ==========       ==========


Loss per share                $     0.00     $     0.00   $     0.00       $     0.00
                              ==========     ==========   ==========       ==========

Dividend per share                 ---           ---           ---              ---
                              ==========     ==========   ==========       ==========

Weighted average number
   of shares outstanding      10,985,046     10,985,046   10,985,046       10,985,046
                              ==========     ==========   ==========       ==========




      See accompanying notes to consolidated financial statements

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------


                ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                              (Unaudited)


<CAPTION

                                                  Six Months Ended December 31
                                                  ----------------------------
                                                    2003                2002
                                                  --------            --------

Cash flows from operating activities:

Net loss                                          $      0            $      0

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

Note 2.               The   net  assets  of  Admiral's  principal
               operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2003 and 2002.

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

     A condition to the Federal Home Loan bank Board (FHLBB) Resolution approving the acquisition of control of Haven by Admiral (the Agreement) required that Admiral account for the acquisition of Haven under the Purchase method of accounting, whereby an asset in the nature of Goodwill would be realized, generally, to the extent of any previous negative net worth of the acquired insolvent thrift, plus the excess of the fair market values of the contributed assets over their respective historical costs. Haven's regulatory goodwill of approximately $20 million was, in accordance with the Agreement, to be amortized against earnings over a period of twenty-five years.

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

     At all times during Admiral=s control, Haven was successful in meeting the real estate liquidation requirements imposed by the Agreement, including any extensions of time granted thereunder. However, Haven experienced a $4.3 million erosion of its regulatory capital due in large part to losses sustained as a result of liquidating the real estate under the "fire sale" conditions imposed by the Agreement. Generally accepted accounting principles would normally have required any losses from the sale of the contributed assets to have been added to the balance of supervisory goodwill, and amortized over the same twenty-five year period. However, with the introduction of FIRREA and the disallowance of all previously bargained for Supervisory Goodwill, the treatment became moot. This loss, if added together with other operating losses and goodwill amortization expenses, might have caused Haven to fail to meet its minimum capital requirement as of March 31, 1989 and at all times thereafter. Admiral and Haven continued to abide by the Agreement entered into with the FHLBB, to its financial detriment, in spite of the United States government's assertion that the enactment of FIRREA retroactively eliminated the need for the government (or any of its instrumentalities) to live up to any express or implied agreements which may have been contrary to the subsequent legislation, without the necessity of the retroactive return of Admiral's $13+ million of net capital and expenses invested in Haven.

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

     On July 1, 1996, the United States Supreme Court concluded in Winstar that the United States is liable for damages for breach of contract, affirmed the summary judgment decisions in Winstar, and remanded the cases to the Court of Federal Claims for further hearings on the calculation of damages. The majority of the Court found "no reason to question the Federal Circuit=s conclusion that the Government had express contractual obligations to permit respondents to use goodwill and capital credits in computing their regulatory capital reserves. When the law as to capital requirements changed, the Government was unable to perform its promises and became liable for breach under ordinary contract principles."

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

     While the Supreme Court's ruling in U.S. v. Winstar Corp., et al., serves to support Admiral=s legal claims in its pending lawsuit against the federal government, it is not possible at this time to predict what effect the Supreme Court's ruling, and the subsequent rulings of a lower court concerning damages, will have on the outcome of Admiral's lawsuit. Notwithstanding the Supreme Court's ruling and the recent ruling of the Court of
Federal Claims in the Admiral case, there can be no assurance that Admiral will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery. The Admiral decision can be found on the Court of Federal Claims website at http://www.uscfc.uscourts.gov/winstar.htm.
           -----------------------------------------

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

Comparison of Three Months Ended December 31, 2003 and 2002
-----------------------------------------------------------

     Admiral was inactive, and recorded no revenues or expenses during the period.

Comparison of Six Months Ended December 31, 2003 and 2002
---------------------------------------------------------

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


                                   ADMIRAL FINANCIAL CORP.
                                   (Registrant)




Date:  February 13, 2004           By:  /s/ Wm. Lee Popham
                                      ------------------------------
                                      Wm. Lee Popham, President


Date:  February 13, 2004           By:  /s/ Wm. Lee Popham
                                      ------------------------------
                                      Wm. Lee Popham, Principal
                                      Financial and Accounting Officer