Form 10-Q
period 2004-03-31
ADMIRAL FINANCIAL CORP
filed 2004-05-17
CIK 828530

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                            FORM 10-Q
(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2004

                               OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ............ to ......

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


                       Common Stock $.001 Par Value
           Outstanding  Shares at March 31,  2004:  10,985,046

                                           PART I  -  FINANCIAL INFORMATION
                                           --------------------------------

                         ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                       Consolidated Balance Sheets




          Assets                                      March  31,2004         June 30, 2003
          -------                                     --------------         -------------
                                                        (Unaudited)            (Unaudited)

Cash                                                  $          0           $         0
Prepaid expenses and other assets                                0                     0
Net assets of Haven Federal Savings and
   Loan Association (notes 1 and 2)                              0                     0
                                                      ------------           -----------
         Total assets                                 $          0           $         0
                                                      ============           ===========

Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities                $     23,890           $    23,890
Net liabilities of Haven Federal Savings
   and Loan Association (notes 1 and 2)                          0                     0
                                                      ------------           -----------
         Total liabilities                                  23,890                23,890


Preferred stock, $.01 par value, Authorized
   6,000,000 shares, none outstanding

Common stock, $.001 par value,
   50,000,000 shares authorized,
   10,987,000  shares  issued                               10,987                10,987
   Treasury stock, 1,954 and 1,954 shares, at cost               0                     0
Additional paid-in capital                                 680,710               680,710
Deficit
                                                          (715,587)             (715,587)
                                                      ------------             ---------
   Total stockholders' (deficit) equity                    (23,890)              (23,890)
                                                      ------------             ---------

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

                                           PART I - FINANCIAL INFORMATION
                                           ------------------------------

                 ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                  Consolidated Statements of Operations
                               (Unaudited)


                                Three Months Ended Mar 31    Nine Months Ended Mar 31
                                -------------------------    ------------------------
                                    2004          2003          2004         2003
                                  -------       -------       -------       -------

Interest Income                         0              0            0             0
Other income                            0              0            0             0
                                  -------        -------      -------       -------
     Total income                       0              0            0             0

Expense
     Employee Compensation              0              0            0             0
     Other                              0              0            0             0
                                  -------        -------      -------       -------

     Total expense                      0              0            0             0

     Loss from discontinued
          operation (note 2)            0              0            0             0
                                  -------        -------      -------       -------
Net loss                          $     0              0            0             0
                                  =======        =======      =======       =======

Loss per share                    $  0.00        $  0.00      $  0.00       $  0.00
                                  =======        =======      =======       =======

Dividend per share                  ---            ---          ---           ---
                                  =======        =======      =======       =======

Weighted average number
   of shares outstanding       10,985,046     10,985,046   10,985,046    10,985,046
                               ==========     ==========   ==========    ==========



       See accompanying notes to consolidated financial statements

                                           PART I - FINANCIAL INFORMATION
                                           ------------------------------


                 ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                  Consolidated Statements of Cash Flows
                               (Unaudited)


                                                          Nine Months Ended March 31
                                                          --------------------------
                                                            2004             2003
                                                           -------          -------

Cash flows from operating activities:

Net loss
                                                           $     0          $    0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital          0              0
Decrease in prepaid expenses and other assets                     0              0
Decrease (increase) in net assets of
   Haven Federal                                                  0              0
(Decrease) in accrued expenses and other liabilities              0              0
(Decrease) Increase in net liabilities of
   Haven Federal                                                  0              0
Amortization of organization expenses                             0              0
                                                           --------         ------

Net cash provided (used) by operating activities                  0              0

Cash and cash equivalents, beginning of year                      0              0
                                                           --------         ------

Cash and cash equivalents, end of quarter                  $      0         $    0
                                                           ========         ======


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

Note 2.        The net assets of Admiral's  principal
               operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 2004 and June 30, 2003.

                                           PART I - FINANCIAL INFORMATION
                                           ------------------------------


             ITEM 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations


General
-------

     ADMIRAL FINANCIAL CORP. ("ADMIRAL"), an inactive corporation, is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the
acquisition  and  investment  in  interest-earning   assets  and
specialty real estate, as well as other new lines of business, as yet unidentified. Admiral has been a plaintiff in a Winstar-type action against the United States government in the United States Court of Federal Claims since 1993, wherein the Company seeks damages for the government's breach of a contract involving the Supervisory Goodwill and Regulatory Capital granted in connection with Admiral's previous acquisition of an insolvent savings and loan association in 1988.On October 16, 2002, the Court granted the Admiral Motion for Summary Judgment in part, by finding that the United States Government liable for damages for breach of contract, pending the taking of testimony regarding a possible prior material breach by Admiral. A trial was conducted during December, 2002, and testimony was taken regarding the value of the assets originally contributed by Admiral, and the Government's arguments regarding Admiral's prior material breach were heard by the Court. On August 1, 2003, the Court held in favor of the United States Government, stating that Admiral had committed a prior material breach when the Company did not meet the minimum capital requirement at March 31, 1989, despite the fact that FIRREA was enacted (on August 9, 1989) prior to the end of Admiral's "cure period" (October 16, 1989), thereby making such a cure impossible to perform. Admiral management strongly disagrees with the findings of the Court, and a Notice of Appeal was filed in September 2003, followed by Oral Arguments in a Hearing held on May 6, 2004, from which a decision of the Court is pending. There can be no assurance that Admiral will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery.

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


                                   ADMIRAL FINANCIAL CORP. (Registrant)




Date:     May 12, 2004             By:/s/ Wm. Lee Popham
                                      -------------------------
                                   Wm. Lee Popham, President


Date:     May 12, 2004             By:/s/ Wm. Lee Popham
                                      ---------------------------
                                   Wm. Lee Popham, Principal Financial
                                   and Accounting Officer