Form 10-K
period 2004-06-30
ADMIRAL FINANCIAL CORP
filed 2004-09-28
CIK 828530

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended June 30, 2004

                                    OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to

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

    Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 26, 2004 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was NO BID.

    Number of shares of common stock outstanding as of September 26, 2004, was 10,985,046.

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

    ADMIRAL FINANCIAL CORP. ("ADMIRAL"), an inactive corporation, is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified. Admiral has been a plaintiff in an unsuccessful Winstar-type action against the United States government in the United States Court of Federal Claims since 1993.

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

    Admiral is presently conducting virtually no business operation, other than its efforts to effect a merger, exchange of capital stock, asset acquisition, recapitalization, or other similar business combination (a "Recapitalization") with an operating or development stage business which Admiral considers to have significant growth potential. Admiral currently receives no cash flow. Admiral anticipates no capital infusions prior to effectuating a Recapitalization. Until such time as Admiral effectuates a Recapitalization, with the exception of certain other professional fees and costs for such a transaction, Admiral currently expects that it will incur minimal future operating costs.

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

    On August 5, 1993, Admiral filed a Complaint against the United States of America in the United States Court of Federal Claims, arising in part out of contractual promises made to Admiral by the United States' Government, acting through the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC") pursuant to their statutory supervisory authority over federally insured savings and loan institutions and savings banks (hereinafter referred to a "thrifts" or "thrift institutions"), and in part out of takings of property by the FHLBB and FSLIC in the course of exercising that authority. This action was originally stayed by order of the Court dated September 3, 1993, pending the en banc decision on rehearing of the Court of Appeal for the Federal Circuit in Winstar Corp., et al. v. United States, a pending action which Admiral management believes to contain a similar fact pattern.



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

    On October 16, 2002, the Court granted the Admiral Motion for Summary Judgment in part, by finding that the United States Government liable for damages for breach of contract, pending the taking of testimony regarding a possible prior material breach by Admiral. A trial was conducted during December 2002, and testimony was taken regarding the value of the assets originally contributed by Admiral, and the Government's arguments regarding Admiral's prior material breach were heard by the Court. On August 1, 2003, the Court held in favor of the United States Government, stating that Admiral had committed a prior material breach when the Company did not meet the minimum capital requirement at March 31, 1989, despite the fact that FIRREA was enacted (on August 9, 1989) prior to the end of Admiral's "cure period" (October 16, 1989), thereby making such a cure impossible to perform.
Admiral appealed, and the finding of the Court of Federal Claims was affirmed in August 2004. Admiral will not pursue this litigation any further.

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

    The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.



                                              Ask            Bid
                                         -----------   --------------
                                         High   Low    High      Low
                                         ----   ---    ----      ---

2003:
       First Quarter                     0.01  0.001   0.001      N/A
       Second Quarter                    0.01  0.001   0.001      N/A
       Third Quarter                     0.01  0.001   0.0001     N/A
       Fourth Quarter                    0.01  0.001   0.0001     N/A

2004:
       First Quarter                     0.01  0.001   0.0001     N/A
       Second Quarter                    0.01  0.001   0.0001     N/A
       Third Quarter                     0.01  0.001   0.0001     N/A
       Fourth Quarter                    0.01  0.001   0.0001     N/A



    As of June 30, 2004, there were 497 stockholders of record.

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

    Admiral was formed in 1987 for the purpose of effecting a Contributed Property Exchange Offer and Merger and had no prior operating history. Admiral's acquisition occurred as of June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2004. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2004, 2003, 2002, 2001, and 2000. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.


                                               Year ended June 30,

                                       2004    2003    2002    2001    2000
                                       ----    ----    ----    ----    ----
                                   (Dollars in thousands except per share data)

Admiral income                      $      0       0       0       0       0
Haven:
Interest income                            -       -       -       -       -
Interest expense                           -       -       -       -       -
                                      ------  ------  ------  ------  ------
    Net interest income
    before provision
    for loan losses
    (expense)                              0       0       0       0       0

Provision for loan losses                  -       -       -       -       -
                                      ------  ------  ------  ------  ------
    Net interest income
    (expense) after
    provision for
    loan losses                            0       0       0       0       0

    Loss before extraordinary
    item and cumulative effect
    of change in accounting
    principle                              0       0       0       0       0
Extraordinary item                         -       -       -       -       -
Cumulative effect of change in
    accounting principle                   -       -       -       -       -

         Net earnings (loss)        $      0       0       0       0       0
                                     =======  ====== ======= ======= =======

Earnings (loss) per share           $   0.00    0.00    0.00    0.00    0.00



                                                    Year ended June 30,
                                           2004    2003    2002    2001    2000
                                          -----    ----    ----    ----    ----
                                       (Dollars in thousands except per share data)

Net assets of Haven                    $       -       -       -       -       -
Total assets                                   0       0       0       0       0
Net liabilities of Haven                       -       -       -       -       -
Total liabilities                             24      24      24      24      24
Total stockholders' equity (deficit)         (24)    (24)    (24)    (24)    (24)
Book value (deficit) per common share       (.00)   (.00)   (.00)   (.00)   (.00)
Number of offices of Admiral                   1       1       1       1       1



ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

    Admiral was formed in 1987 and has had no operations since 1990. Admiral has been inactive since 1990.



Comparison of Years Ended June 30, 2004 and 2003
------------------------------------------------

    Admiral was inactive, and recorded no revenues or expenses during either period.

Comparison of Years Ended June 30, 2003 and 2002
------------------------------------------------

Admiral was inactive, and recorded no revenues or expenses during either period.



Liquidity and Capital Resources
-------------------------------

    Admiral is currently inactive. There is no corporate liquidity, no available capital resources, and no immediately foreseeable prospects for the future improvement of Admiral's financial picture.

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



ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth, as of June 30, 2004, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                            Officer
                                                            And/or
                                                           Director
     Name              Age      Position                    Since
     ----              ---      --------                    -----
Wm. Lee Popham         53      Chairman of the Board,       1987
                               Chief Executive Officer,
                               President and Chief
                               Financial Officer

    Certain background information for the director is set forth below.



    WM. LEE POPHAM has served as Chairman of the Board and President of

Admiral since its inception in 1987. He has also been an independent corporate planning and acquisition consultant since 1996, as well as the Sr. Vice President - Finance of IES Daniel Electrical Contractors, Inc., Miami, Florida, (a wholly-owned electrical contractor subsidiary of Integrated Electrical Services, Inc., Houston, Texas, NYSE-IES) since January 1999, and a Senior Sales Associate with Jeanne Baker Realty, Inc., Miami, Florida, since 2002. He had also served as Chairman of the Board and President of Caesar Creek Holdings, Inc. (CCH), Miami, Florida (a financial acquisition company) since June 1985, and in various other officer and director positions with several subsidiaries and affiliates of CCH, until its liquidation in December 1989. He has also served as a Director and Secretary-Treasurer of Jeanne Baker, Inc., a real estate brokerage company located in Dade County, Florida, since 1973, and was actively employed by that Company from 1990 until its sale in 1996. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc.(AMEX-RVR), Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares were traded on the American Stock Exchange until its sale to Budget Group, Inc.(NYSE-BD), from 1984 until 1991.



ITEM 11. EXECUTIVE COMPENSATION

Cash Compensation

    The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 2004.


     Name and                          Annual Compensation Awards
Principal Position                     --------------------------
                                Year      Salary       Bonus    Other
                                ----      ------       -----    -----

Wm. Lee Popham                  2004      $  ---        ---      ---
Chairman and President          2003         ---        ---      ---
Chief Executive Officer         2002         ---        ---      ---



Incentive Bonus Plan

    Admiral has a policy of paying discretionary bonuses to eligible officers and employees based upon the individual's performance. Under the plan, Admiral and its subsidiaries distribute approximately 20% of Admiral's consolidated pre-tax profits in the form of cash bonuses awarded by the Compensation Committee of the Board of Directors, based on management's recommendations and evaluations of performance. No bonuses have been paid during the periods covered by this Report on Form 10K.


Retirement Plan

    No Admiral employee is currently covered under any form of retirement plan.

    In prior years, Haven employees were covered under a non-contributory trusteed pension plan, which was replaced by a contributory Section 401(k) plan for Admiral and Haven employees on March 31, 1989. Employees were permitted to contribute amounts up to 6% of their annual salary to this plan, with the employer providing matching contributions at a rate of 50% of such employee's contributions (to a maximum of 3% of such employee's salary), together with a discretionary contribution amount not exceeding 1% of covered compensation. No payments have been required to be paid during the periods covered by this Report on Form 10K.


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
                                                                        ----
    Statement Regarding Sec. 210.3-11 of Regulation S-K                  F-1

    Consolidated Balance Sheets as of June 30, 2004 and 2003             F-2

    Consolidated Statement of Operations for the three years
         ended June 30, 2004                                             F-3

    Consolidated Statement of Stockholders' (Deficit) Equity
         for the three years ended June 30, 2004                         F-4


    Consolidated Statement of Cash Flows for the three years
         ended June 30, 2004                                             F-5

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

  (11)   Not applicable.

  (12)   Not applicable.

  (13)   Not applicable.

  (16)   Not applicable.

  (18)   Not applicable.

  (21)   Not applicable.

  (22)   Not applicable.

  (23)   Not applicable.

  (24)   Not applicable.

  (27)   Financial Data Schedule attached.

  (28)   Not applicable.

  (99)   Not applicable.

(b.) Admiral filed no reports on Form 8-K during the fiscal year ended June 30, 2004.

(c.)     The exhibits required by Item 601 of Regulation S-K are included in
         (a)(3) above.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                ADMIRAL FINANCIAL CORP.



                                             By /s/ Wm. Lee Popham
                                                ---------------------------
                                                Wm. Lee Popham, President,
Date: September 28, 2004                        Chief Executive Officer
                                                And Chief Financial Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                         Title                    Date
   ---------                         -----                    ----

/s/ Wm. Lee Popham             Chairman of the Board     September 28, 2004
--------------------------     Of Directors, Chief
Wm. Lee Popham                 Executive Officer,
Chairman and President         President, and
Principal Executive Officer    Chief Financial Officer
Principal Financial Officer



                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350

    In connection with the accompanying Quarterly Report on Form 10K of Admiral Financial Corp. for the fiscal year ended June 30, 2004, Wm. Lee Popham, Chairman, CEO and CFO of Admiral Financial Corp. hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge and belief, that:

    1. Such Annual Report on Form 10K for the period ended June 30, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in such Annual Report on Form 10K for the period ended June 30, 2004, fairly presents, in all material respects, the financial condition and results of operations of Admiral Financial Corp.

                                   ADMIRAL FINANCIAL CORP.


Date:   September  26, 2004        By:/s/ Wm. Lee Popham
                                      -------------------------------------
                                      Wm. Lee Popham, Chairman, CEO and CFO

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

                          ADMIRAL FINANCIAL CORP.
                             AND SUBSIDIARY

                        Consolidated Balance Sheets
                          (Amounts in DOLLARS)

                  Assets                              June 30, 2004           June 30, 2003
                  ------                              -------------           -------------
                                                       (Unaudited)             (Unaudited)

Cash                                                  $          0             $         0
Prepaid expenses and other assets                                0                       0
Net assets of Haven Federal Savings and
Loan Association (note 2)                                        0                       0
                                                       -----------              ----------
         Total assets                                 $          0             $         0
                                                       ===========              ==========





Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------
Accrued expenses and other liabilities                $     23,890             $    23,890
Net liabilities of Haven Federal Savings
and Loan Association (note 2)                                    0                       0
                                                       -----------              ----------
         Total liabilities                                  23,890                  23,890

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

                           ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                   Consolidated Statements of Operations
                                (Unaudited)

                                                    Years Ended June 30,
                                               -----------------------------
                                              2004         2003          2002
                                             ------       ------        ------

REVENUES:

Interest Income                            $       0    $       0     $      0
Other income                                   ---           ---          ---
                                            --------     --------     --------
    Total income                                   0            0            0


EXPENSES:

Employee Compensation                          ---           ---          ---
Other Expense                                      0             0            0
                                            --------     ---------    ---------

         Total expense                             0             0            0

Loss from discontinued operation (note 2)          0             0            0
                                            --------     ---------    ---------

Net loss                                   $       0    $        0   $        0
                                            ========     =========    =========

Loss per share                             $    0.00    $     0.00   $     0.00
                                            ========     =========    =========

Dividend  per share                           -----         -----        -----
                                            ========     =========    =========

Weighted  average number
of shares outstanding                     10,985,046    10,985,046   10,985,046
                                          ==========    ==========   ==========

         See accompanying notes to consolidated financial statements

                            ADMIRAL FINANCIAL CORP.
                               AND SUBSIDIARY


                   Consolidated Statement of Stockholders'
                              (Deficit) Equity

                     For the years ended June 30, 2004

                                          Common Stock        Additional       Retained
                                    Issued and Outstanding     Paid-In         Earnings
                                    Shares          Amount     Capital         (Deficit)
                                    ------          ------     -------         ---------

Balance at June 30, 1988           10,985,046   $   10,987    $ 680,710      $        -

   Net loss for the year                               -            -         (13,813,316)
                                   ----------    ---------     --------       -----------

Balance at June 30, 1989           10,985,046       10,987      680,710       (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities                          -            -          13,238,189

   Net loss for the year                               -            -             (79,030)
                                   ----------    ---------     --------       -----------

Balance at June 30, 1990           10,985,046   $   10,987    $ 680,710      $   (654,157)

   Net loss for the year                                                          (21,043)
                                   ----------    ---------     --------

Balance at June 30, 1991           10,985,046   $   10,987    $ 680,710      $   (675,200)
                                   ----------    ---------     --------
    Net loss for the year                                                         (20,194)


Balance at June 30, 1992           10,985,046   $   10,987    $ 680,710      $   (695,394)
                                   ----------    ---------     --------
    Net loss for the year                                                         (20,193)


Balance at June 30, 1993, 1994,
       1995, 1996, 1997 , 1998,
        1999, 2000, 2001, 2002,
                 2003 and 2004     10,985,046   $   10,987    $ 680,710      $   (715,587)
                                   ==========    =========     ========       ===========


	See accompanying notes to consolidated financial statements.

                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                   Year Ended June 30
                                                     ------------------------------------------
                                                             2004        2003       2002
                                                            ------      ------     ------

Cash flows from operating activities:

Net loss                                                   $     0     $     0    $      0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance of agreed supervisory goodwill and regulatory capital
Decrease in prepaid expenses and other assets

Decrease (increase) in net assets of
   Haven Federal
   (Decrease) in accrued expenses and other liabilities
   (Decrease) Increase in net liabilities of
   Haven Federal
   Amortization of organization expenses                         0           0           0
                                                           -------     -------    --------

Net cash provided (used) by operating activities                 0           0           0

Cash and cash equivalents, beginning of year                     0           0           0
                                                           -------     -------     -------

Cash and cash equivalents, end of year                     $     0     $     0     $     0
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

(1) Organization and Regulatory Matters
    -----------------------------------

    Admiral Financial Corp. ("Admiral") is inactive.



(2) Summary of Significant Accounting Policies
    ------------------------------------------

    (a)  Basis of Presentation
         ---------------------

    The accompanying balance sheets as of June 30, 2004 and 2003, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.


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

    (4)  Income Taxes
         ------------

    At June 30, 2004 and 2003, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,447,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,095,000, respectively, for state income tax purposes to offset future taxable income. These carryforwards were scheduled to expire in future years as follows:


                                  Year ending
                                    June 30,                  Federal           State
                                    --------                  -------           -----

                                   1990                  $  2,348,000      $   2,304,000
                                   1991                     2,984,000          2,941,000
                                   1992                     5,360,000          5,230,000
                                   2001                     1,549,000          1,537,000
                                   2002                     1,288,000          1,288,000
                                   2004                     7,468,000          7,128,000
                                                          -----------        -----------
Net operating loss
  carryforwards, June 30, 1989:                            20,997,000         20,428,000
  Less: 1990 Expirations                                   (2,348,000)        (2,304,000)
                                   2005                        79,000             79,000
                                                          -----------        -----------
Net operating loss
  carryforwards, June 30, 1990:                            18,728,000         18,203,000
  Less: 1991 Expirations                                   (2,984,000)        (2,941,000)
                                   2006                        21,000             21,000
                                                          -----------        -----------
Net operating loss
   carryforwards, June 30, 1991                            15,765,000         15,283,000
   Less: 1992 Expirations                                  (5,360,000)        (5,230,000)
                                   2007                        21,000             21,000
                                                          -----------        -----------
Net operating loss
   carryforwards, June 30, 1992                          $ 10,426,000      $  10,074,000
                                   2008                        21,000             21,000
                                                          -----------        -----------
Net operating loss
  carryforwards, June 30,
        1993, 1994, 1995, 1996,
   	1997, 1998, 1999, 2000, 2001,
        2002, 2003                                       $ 10,447,000      $  10,095,000
        Less: Expirations through 2004                     10,305,000          9,953,000
                                                          -----------        -----------
Net operating loss carryforwards,
        June 30, 2004                                    $    142,000      $     142,000
                                                         ============      =============


    The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 2004, 2003, 2002, 2001, 2000, 1999, 1998,
    1997, 1996, 1995, 1994, 1993, 1992, 1991 and 1990.

    The net operating loss carryforwards expiring through 1988 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 2004 and 2003, such purchased loss carryforwards remaining amounted to approximately $0 and $0, respectively.

    (5)  Commitments and Contingencies
         -----------------------------

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

    Admiral filed a Notice of Appeal in September, 2003, and the decision of the lower court was affirmed in August 2004. There will be no further appeal, and there will be no recovery by Admiral.

    Admiral is not a party to any other legal proceedings.