Form 10-Q
period 2004-09-30
ADMIRAL FINANCIAL CORP
filed 2004-11-17
CIK 828530

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q
     (Mark One)
       [ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

               Yes   [X]                 No [ ]



                       Common Stock $.001 Par Value
           Outstanding Shares at September 30, 2004: 10,985,046

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
                                            --------------------------------


                         ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                       Consolidated Balance Sheets
                                ($Dollars)

                                            September 30, 2004   June 30, 2004
                                            ------------------   -------------
                                                (Unaudited)       (Unaudited)
                  Assets
                  ------

Cash                                           $           0      $          0
Prepaid expenses and other assets                          0                 0
Net assets of Haven Federal Savings and
     Loan Association (notes 1 and 2)                      0                 0
                                               -------------      ------------
          Total assets                         $           0      $          0
                                               =============      ============


Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities         $      23,890      $     23,890
Net liabilities of Haven Federal Savings
   and Loan Association (notes 1 and 2)                    0                 0
                                               -------------      ------------
           Total liabilities                          23,890            23,890


Preferred stock, $.01 par value, Authorized
     6,000,000 shares, none outstanding

Common stock, $.001 par value,
     50,000,000 shares authorized,
     10,987,000 shares issued                         10,987            10,987
     Treasury stock, 1,954 and 1,954 shares,
       at cost                                             0                 0
Additional paid-in capital                           680,710           680,710
Deficit                                             (715,587)         (715,587)
                                               -------------      ------------
           Total stockholders'
             (deficit) equity                        (23,890)          (23,890)
                                               -------------      ------------

           Total liabilities and
             stockholders' (deficit) equity    $           0      $          0
                                               =============      ============

                                                                    =======


       See accompanying notes to consolidated financial statements.

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------


                 ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                  Consolidated Statements of Operations
                               (Unaudited)


                                             Three Months Ended Sept 30
                                        -------------------------------------
                                            2004                      2003
                                        -------------             -----------
Interest Income                                     0                       0
Other income                                        0                       0
                                        -------------             -----------
     Total income                                   0                       0

Expense
     Employee Compensation                          0                       0
     Other                                          0                       0
                                        -------------             -----------

     Total expense                                  0                       0

     Loss from discontinued
          operation (note 2)                        0                       0
                                        -------------             -----------
Net loss                              $             0                       0
                                        =============             ===========

Loss per share                          $        0.00             $      0.00
                                        =============             ===========

Dividend per share                           ---                       ---
                                        =============             ===========

Weighted average number
   of shares outstanding                   10,985,046              10,985,046
                                        =============             ===========




       See accompanying notes to consolidated financial statements

                                             PART I - FINANCIAL INFORMATION


                 ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                  Consolidated Statements of Cash Flows
                               (Unaudited)


                                                     Three Months Ended Sept 30
                                                -------------------------------------
                                                    2004                      2003
                                                -------------             -----------

Cash flows from operating activities:

Net loss                                        $           0             $         0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from
  confiscation of Haven Federal after
  retroactive disallowance of agreed
  supervisory goodwill and regulatory capital               0                       0
Decrease in prepaid expenses and other assets               0                       0
Decrease (increase) in net assets of
   Haven Federal                                            0                       0
(Decrease) in accrued expenses and other
  liabilities                                               0                       0
(Decrease) Increase in net liabilities of
   Haven Federal                                            0                       0
Amortization  of organization expenses                      0                       0
                                                -------------             -----------

Net cash provided (used) by operating
  activities                                                0                       0

Cash and cash equivalents, beginning of year                0                       0
                                                -------------             -----------

Cash and cash equivalents, end of quarter       $           0             $         0
                                                =============             ===========


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

Note 2.               The   net  assets  of  Admiral=s  principal
               operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 2004 and 2003.


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

Comparison of Three Months Ended September 30. 2004 and 2003
------------------------------------------------------------

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


                                   ADMIRAL FINANCIAL CORP. (Registrant)




Date:     November 13, 2004     By:  /s/ Wm. Lee Popham
                                   ------------------------------------
                                   Wm. Lee Popham,
                                   President


Date:     November 13, 2004     By:  /s/ Wm. Lee Popham
                                   ------------------------------------
                                   Wm. Lee Popham,
                                   Principal Financial and
                                     Accounting Officer