Form 10-Q
period 2004-12-31
ADMIRAL FINANCIAL CORP
filed 2005-02-14
CIK 828530

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended December 31, 2004

                                OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ............. to .........

                   Commission File Number 0-17214
                                          -------

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


                    Common Stock $.001 Par Value
	Outstanding Shares at December 31, 2004: 10,985,000

                                             PART I  -  FINANCIAL INFORMATION
                                             --------------------------------

                      ADMIRAL FINANCIAL CORP.
                          AND SUBSIDIARY

                    Consolidated Balance Sheets
                             (Dollars)


Assets                                        December 31, 2004     June 30, 2004
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

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------

                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Operations
                              (Unaudited)

                                Three Months Ended Dec 31       Six Months Ended Dec 31
                                -------------------------       -----------------------
                                 2004               2003         2004             2003
                                 ----               ----         ----             ----

Interest Income                      0                  0            0                0
Other income                         0                  0            0                0
                                ------             ------       ------           ------
    Total income                     0                  0            0                0

Expense
    Employee Compensation            0                  0            0                0
    Other                            0                  0            0                0
                                ------             ------       ------           ------

    Total expense                    0                  0            0                0

    Loss from discontinued
         operation (note 2)          0                  0            0                0
                                ------             ------       ------           ------
Net loss                        $    0                  0            0                0
                                ======             ======       ======           ======

Loss per share                  $ 0.00             $ 0.00       $ 0.00           $ 0.00
                                ======             ======       ======           ======

Dividend per share                ---                ---          ---              ---
                                ======             ======       ======           ======

Weighted average number
   of shares outstanding      10,985,046         10,985,046   10,985,046       10,985,046
                              ==========         ==========   ==========       ==========



         See accompanying notes to consolidated financial statements

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------

            ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

             Consolidated Statements of Cash Flows
                          (Unaudited)

                                                           Six Months Ended December 31
                                                           ----------------------------
                                                               2004            2003
                                                              ------          ------
Cash flows from operating activities:

Net loss                                                    $      0        $      0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital           0               0
Decrease in prepaid expenses and other assets                      0               0
Decrease (increase) in net assets of
   Haven Federal                                                   0               0
(Decrease) in accrued expenses and other liabilities               0               0
(Decrease) Increase in net liabilities of
   Haven Federal                                                   0               0
Amortization of organization expenses                              0               0
                                                            --------        --------

Net cash provided (used) by operating activities                   0               0

Cash and cash equivalents, beginning of year                       0               0
                                                            --------        --------

Cash and cash equivalents, end of quarter                   $      0        $      0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2004 and 2003.


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


                                             PART II-OTHER INFORMATION
                                             -------------------------

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


                                   ADMIRAL FINANCIAL CORP. (Registrant)




Date:   February 13, 2005          By:/s/ Wm. Lee Popham
                                      ---------------------------
                                      Wm. Lee Popham, President


Date:   February 13, 2005          By:/s/ Wm. Lee Popham
                                      -----------------------------------
                                      Wm. Lee Popham, Principal Financial
                                      and Accounting Officer