Form 10-Q
period 2005-03-31
ADMIRAL FINANCIAL CORP
filed 2005-05-13
CIK 828530

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-Q
(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 2005

                                  OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from .......... to .............

                   Commission File Number 0-17214

                       ADMIRAL FINANCIAL CORP.
                  -------------------------------

State of Florida             			I.R.S. No. 59-2806414
----------------                                ---------------------

                         7101 Southwest 67 Avenue
                        South Miami, Florida 33143

                  Telephone Number: (305) 669-6117
                                     -------------




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


                    Common Stock $.001 Par Value
	Outstanding Shares at March 31, 2005: 10,985,046

                                           PART I  -  FINANCIAL INFORMATION
                                           --------------------------------

                           ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                        Consolidated Balance Sheets

             Assets
             ------                              March 31, 2005       June 30, 2004
                                                  (Unaudited)          (Unaudited)
                                                 --------------       --------------

Cash                                             $            0       $            0
Prepaid expenses and other assets                             0                    0
Net assets of Haven Federal Savings and
    Loan Association (notes 1 and 2)                          0                    0
                                                 --------------       --------------
         Total assets                            $            0       $            0
                                                 ==============       ==============

Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities           $       23,890       $       23,890
Net liabilities of Haven Federal Savings
    and Loan Association (notes 1 and 2)                      0                    0
                                                 --------------       --------------
         Total liabilities                               23,890               23,890


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

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------

                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Operations
                                (Unaudited)


                            Three Months Ended Mar 31     Nine Months Ended Mar 31
                            -------------------------     ------------------------
                             2005               2004       2005              2004
                            ------             ------     ------            ------
Interest Income                  0                  0          0                 0
  Other income                   0                  0          0                 0
                            ------             ------     ------            ------

Total income                     0                  0          0                 0

Expense
    Employee Compensation        0                  0          0                 0
    Other                        0                  0          0                 0
                            ------             ------     ------            ------

    Total expense                0                  0          0                 0
    Loss from discontinued
       operation (note 2)        0                  0          0                 0
                            ------             ------     ------            ------
Net loss                   $     0                  0          0                 0
                            ======             ======     ======            ======

Loss per share             $  0.00            $  0.00    $  0.00           $  0.00
                            ======             ======     ======            ======

Dividend per share            ---                ---        ---               ---
                            ======             ======     ======            ======

Weighted average number
   of shares outstanding  10,985,046        10,985,046  10,985,046       10,985,046
                          ==========        ==========  ==========       ==========

	See accompanying notes to consolidated financial statements

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------


                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                             (Unaudited)


                                                          Nine Months Ended March 31
                                                          --------------------------
                                                           2005                2004
                                                          ------              ------
Cash flows from operating activities:

Net loss                                                  $    0              $    0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital       0                   0
Decrease in prepaid expenses and other assets                  0                   0
Decrease (increase) in net assets of
   Haven Federal                                               0                   0
(Decrease) in accrued expenses and other liabilities           0                   0
(Decrease) Increase in net liabilities of
   Haven Federal                                               0                   0
Amortization of organization expenses                          0                   0
                                                          ------              ------

Net cash provided (used) by operating activities               0                   0

Cash and cash equivalents, beginning of year                   0                   0
                                                          ------              ------

Cash and cash equivalents, end of quarter                 $    0              $    0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 2005 and June 30, 2004.

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


Comparison of Three Months Ended March 31. 2005 and 2004
--------------------------------------------------------

    Admiral was inactive, and recorded no revenues or expenses during the period.

Comparison of Nine Months Ended March 31. 2005 and 2004
-------------------------------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits


    31.1    Certification of Chief Executive Officer and Chief
            Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1    Certification of the Chief Executive Officer and
            Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              SIGNATURES
                              ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADMIRAL FINANCIAL CORP. (Registrant)



Date:   May 13, 2005              By:/s/ Wm. Lee Popham
                                     -------------------------------
                                     Wm. Lee Popham, President


Date:   May 13, 2005              By:/s/ Wm. Lee Popham
                                     -----------------------------------
                                     Wm. Lee Popham, Principal Financial
                                     and Accounting Officer