Form 10-K
period 2005-06-30
ADMIRAL FINANCIAL CORP
filed 2005-09-29
CIK 828530

FORM 10-K

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 2005

                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                  Commission File Number 0-17214

                    ADMIRAL FINANCIAL CORP.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

          FLORIDA                        59-2806414
   ----------------------              ---------------
  (State of incorporation)            (I.R.S. Employer
                                  Identification No.)
     7101 Southwest 67 Avenue
       South Miami, Florida                        33143
 -------------------------------------           ----------
(Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code:  305-669-6117
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

    Number of shares of common stock outstanding as of September 26, 2005, was 10,985,046.


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

    The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.


                                        Ask             Bid
                                    ----------      -----------
                                    High   Low      High    Low
                                    ----   ---      ----    ---
   2004:
         First Quarter              0.01  0.001    0.001    N/A
         Second Quarter             0.01  0.001    0.001    N/A
         Third Quarter              0.01  0.001    0.0001   N/A
         Fourth Quarter             0.01  0.001    0.0001   N/A

   2005:
         First Quarter              0.01  0.001    0.0001   N/A
         Second Quarter             0.01  0.001    0.0001   N/A
         Third Quarter              0.01  0.001    0.0001   N/A
         Fourth Quarter             0.01  0.001    0.0001   N/A


    As of June 30, 2005, there were 497 stockholders of record.

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

In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2005, 2004, 2003, 2002, and 2001. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

                                               Year ended June 30,
                                     -------------------------------------
                                     2005    2004     2003    2002    2001
                                     ----    ----     ----    ----    ----
                                 (Dollars in thousands except per share data)
Admiral income                    $      0       0        0       0       0
Haven:
Interest income                          -       -        -       -       -
Interest expense                         -       -        -       -       -
                                   -------  ------  ------- ------- -------
    Net interest income
    before provision
    for loan losses
    (expense)                            0       0        0       0       0

Provision for loan losses                -       -        -       -       -
                                   -------  ------  ------- ------- -------
    Net interest income
    (expense) after
    provision for
    loan losses                          0       0        0       0       0

    Loss before extraordinary
    item and cumulative effect
    of change in accounting
    principle                            0       0        0       0       0
Extraordinary item                       -       -        -       -       -
Cumulative effect of change in
    accounting principle                 -       -        -       -       -

         Net earnings (loss)      $      0       0        0       0       0
                                   =======  ======  ======= ======= =======

Earnings (loss) per share         $   0.00    0.00     0.00    0.00    0.00

                                                    Year ended June 30,
                                           -----------------------------------
                                           2005   2004   2003   2002   2001
                                           ----   ----   ----   ----   ----
                                      (Dollars in thousands except per share data)

Net assets of Haven                      $    -      -      -      -      -
Total assets                                  0      0      0      0      0
Net liabilities of Haven                      -      -      -      -      -
Total liabilities                            24     24     24     24     24
Total stockholders' equity (deficit)        (24)   (24)   (24)   (24)   (24)
Book value (deficit) per common share      (.00)  (.00)  (.00)  (.00)  (.00)
Number of offices of Admiral                  1      1      1      1      1




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

    Admiral was formed in 1987 and has had no operations since 1990. Admiral has been inactive since 1990.



Comparison of Years Ended June 30, 2005 and 2004
------------------------------------------------

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


                                                         Officer
                                                          And/or
                                                         Director
Name                Age     Position                      Since
----                ---     --------                      -----
Wm. Lee Popham      54      Chairman of the Board,        1987
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



ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

    The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded
$100,000 during the year ended June 30, 2005.


                             Annual Compensation Awards
    Name and                ----------------------------
Principal Position         Year   Salary    Bonus   Other
------------------         ----   ------    -----   -----

Wm. Lee Popham             2005   $  ---    ---     ---
Chairman and President     2004      ---    ---     ---
Chief Executive Officer    2003      ---    ---     ---


Incentive Bonus Plan

    Admiral has a policy of paying discretionary bonuses to eligible officers and employees based upon the individual's performance. Under the plan, Admiral and its subsidiaries distribute approxi mately 20% of Admiral's consolidated pre-tax profits in the form of cash bonuses awarded by the Compensation Committee of the Board of Directors, based on management's recommendations and evaluations of performance. No bonuses have been paid during the periods covered by this Report on Form 10K.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 2005 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                       ADMIRAL FINANCIAL CORP.
                               INDEX

(a.)1. Admiral Financial Corp.:                                      Page

      Statement Regarding Sec. 210.3-11 of Regulation S-K            F-1

      Consolidated Balance Sheets as of June 30, 2005 and 2004       F-2

      Consolidated Statement of Operations for the three years
         ended June 30, 2005                                         F-3

      Consolidated Statement of Stockholders' (Deficit) Equity
         for the three years ended June 30, 2005                     F-4

      Consolidated Statement of Cash Flows for the three years
         ended June 30, 2005                                         F-5

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

    (11) Not applicable.

    (12) Not applicable.

    (13) Not applicable.

    (16) Not applicable.

    (18) Not applicable.

    (21) Not applicable.

    (22) Not applicable.

    (23) Not applicable.

    (24) Not applicable.

    (27) Financial Data Schedule attached.

    (28) Not applicable.

    (99) Not applicable.

(b.) Admiral filed no reports on Form 8-K during the fiscal year ended June 30, 2005.

(c.) The exhibits required by Item 601 of Regulation S-K are included in (a)(3) above.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      ADMIRAL FINANCIAL CORP.


                                      By /s/ Wm. Lee Popham
                                         --------------------------
                                         Wm. Lee Popham, President,
Date: September 28, 2005                 Chief Executive Officer
                                         And Chief Financial Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                     Title                     Date
    ---------                     -----                     ----

/s/ Wm. Lee Popham            Chairman of the Board     September 28, 2005
-------------------------     of Directors, Chief
Wm. Lee Popham                Executive Officer,
Chairman and President        President, and
Principal Executive Officer   Chief Financial Officer
Principal Financial Officer

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


            Assets                                    June 30, 2005     June 30, 2004
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


                        ADMIRAL FINANCIAL CORP.
                           AND SUBSIDIARY

               Consolidated Statements of Operations
                             (Unaudited)


                                                              Years Ended June 30,
                                                   ---------------------------------------
                                                    2005          2004           2003
                                                   ------        ------         ------
REVENUES:

Interest Income                                  $         0   $          0    $         0
Other income                                      ----------    -----------     ----------
     Total income                                          0              0              0

EXPENSES:

Employee Compensation                                   ---            ---            ---
Other Expense                                              0              0              0
                                                  ----------     ----------     ----------
     Total expense                                         0              0              0


Loss from discontinued operation (note 2)                  0              0              0
                                                  ----------     ----------     ----------

Net loss                                         $         0    $         0     $        0
                                                  ==========     ==========      =========
Loss per share                                   $      0.00           0.00     $     0.00
                                                  ==========     ==========      ==========
Dividend  per share                                     ---            ---             ---
                                                  ==========     ==========      ==========

Weighted  average number
of shares outstanding                             10,985,046     10,985,046      10,985,046
                                                  ==========     ==========      ==========


         See accompanying notes to consolidated financial statements

<CAPTION
                        ADMIRAL FINANCIAL CORP.
                            AND SUBSIDIARY


                 Consolidated Statement of Stockholders'
                            (Deficit) Equity

                    For the years ended June 30, 2005



                                     Common Stock          Additional     Retained
                                  Issued and Outstanding    Paid-In       Earnings
                                  ----------------------
                                    Shares       Amount     Capital      (Deficit)
                                    ------       ------     -------      ---------
Balance at June 30, 1988          10,985,046   $  10,987   $ 680,710    $          -

    Net loss for the year                              -           -     (13,813,316)
                                  ----------   ---------   ---------    ------------

Balance at June 30, 1989          10,985,046      10,987     680,710     (13,813,316)

    Confiscation of Subsidiary
    Net Assets and Liabilities                         -           -      13,238,189

    Net loss for the year                              -           -         (79,030)
                                  ----------   ---------   ---------    ------------

Balance at June 30, 1990          10,985,046   $  10,987   $ 680,710    $   (654,157)

    Net loss for the year                                                    (21,043)
                                  ----------   ---------   ---------    ------------

Balance at June 30, 1991          10,985,046   $  10,987   $ 680,710    $   (675,200)

    Net loss for the year                                                    (20,194)
                                  ----------   ---------   ---------    ------------

Balance at June 30, 1992          10,985,046   $  10,987   $ 680,710   $    (695,394)

    Net loss for the year                                                    (20,193)
                                  ----------   ---------   ---------    ------------

Balance at June 30, 1993, 1994,
    1995, 1996, 1997, 1998,
    1999, 2000, 2001, 2002,
    2003, 2004, and 2005          10,985,046   $  10,987   $ 680,710    $   (715,587)
                                  ==========   =========   =========    ============



         See accompanying notes to consolidated financial statements.

              ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                                 Year Ended June 30
                                                          ------------------------------
                                                           2005          2004         2003
                                                         -------       -------      -------
Cash flows from operating activities:

Net loss                                               $         0   $         0   $         0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital
Decrease in prepaid expenses and other assets
Decrease (increase) in net assets of
   Haven Federal
(Decrease) in accrued expenses and other liabilities
(Decrease) Increase in net liabilities of
   Haven Federal
Amortization of organization expenses                            0             0             0
                                                        ----------    ----------    ----------
Net cash provided (used) by operating activities                 0             0             0

Cash and cash equivalents, beginning of year                     0             0             0
                                                        ----------    ----------    ----------

Cash and cash equivalents, end of year                 $         0   $         0   $         0
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

(1) Organization and Regulatory Matters
    -----------------------------------

    Admiral Financial Corp. ("Admiral") is inactive.



(2) Summary of Significant Accounting Policies
    ------------------------------------------

    (a)  Basis of Presentation
         ---------------------

    The accompanying balance sheets as of June 30, 2005 and 2004, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.


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

(4) Income Taxes
    ------------

    At June 30, 2005 and 2004, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,447,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,095,000, respectively, for state income tax purposes to offset future taxable income. These carryforwards were scheduled to expire in future years as follows:

                             Year ending
                               June 30,          Federal             State
                               --------          -------             -----
                                 1990         $  2,348,000       $  2,304,000
                                 1991            2,984,000          2,941,000
                                 1992            5,360,000          5,230,000
                                 2001            1,549,000          1,537,000
                                 2002            1,288,000          1,288,000
                                 2004            7,468,000          7,128,000
                                               -----------        -----------
Net operating loss
   carryforwards, June 30, 1989:                20,997,000         20,428,000
   Less: 1990 Expirations                       (2,348,000)        (2,304,000)
                                 2005               79,000             79,000
                                               -----------        -----------
Net operating loss
   carryforwards, June 30, 1990:                18,728,000         18,203,000
   Less: 1991 Expirations                       (2,984,000)        (2,941,000)
                                 2006               21,000             21,000
                                               -----------        -----------
Net operating loss
   carryforwards, June 30, 1991                 15,765,000         15,283,000
   Less: 1992 Expirations                       (5,360,000)        (5,230,000)
                                 2007               21,000             21,000
                                               -----------        -----------
Net operating loss
   carryforwards, June 30, 1992               $ 10,426,000       $ 10,074,000
                                 2008               21,000             21,000
                                               -----------        -----------
Net operating loss
   carryforwards, June 30,
     1993, 1994, 1995, 1996,
     1997, 1998, 1999, 2000, 2001,
     2002, 2003                               $ 10,447,000       $ 10,095,000
     Less: Expirations through 2004             10,305,000          9,953,000
                                               -----------        -----------
Net operating loss carryforwards,
     June 30, 2004 and 2005                   $    142,000       $    142,000
                                               ===========        ===========

The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992,
1991 and 1990.

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