Form 10-Q
period 2005-09-30
ADMIRAL FINANCIAL CORP
filed 2005-11-14
CIK 828530

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-Q
(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

                                  OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ...... to .......


                   Commission File Number 0-17214

                                          -------

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

                    Yes   X               No
                         ---


                    Common Stock $.001 Par Value
        Outstanding Shares at September 30, 2005: 10,985,046

               ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                       TABLE OF CONTENTS

                          FORM 10-Q

                            PART I

                    FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets                               1

           Consolidated Statements of Operations                     2

           Consolidated Statements of Cash Flows                     3

           Notes to Consolidated Financial Statements                4

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                     4



                          PART II

                    OTHER INFORMATION

Item 1.    Legal Proceedings                                         5

Item 2.    Changes in Securities                                     5

Item 3.    Defaults Upon Senior Securities                           5

Item 4.    Submission of Matters to a Vote of Security Holders       5

Item 5.    Other Information                                         5

Item 6.    Exhibits and Reports on Form 8-K                          5

                                           PART I  -  FINANCIAL INFORMATION
                                           --------------------------------

                           ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                        Consolidated Balance Sheets
                                ($Dollars)

             Assets
             ------                            September 30, 2005     June 30, 2005
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

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------

                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Operations
                                (Unaudited)


                            Three Months Ended Sept 30
                            --------------------------
                             2005               2004
                            ------             ------
Interest Income                  0                  0
  Other income                   0                  0
                            ------             ------

Total income                     0                  0

Expense
    Employee Compensation        0                  0
    Other                        0                  0
                            ------             ------

    Total expense                0                  0
    Loss from discontinued
       operation (note 2)        0                  0
                            ------             ------
Net loss                   $     0                  0
                            ======             ======

Loss per share             $  0.00            $  0.00
                            ======             ======

Dividend per share            ---                ---
                            ======             ======

Weighted average number
   of shares outstanding  10,985,046        10,985,046
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

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------


                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                             (Unaudited)


                                                       Three Months Ended September 30
                                                       -------------------------------
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ("Haven"), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 2005 and 2004.



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

Comparison of Three Months Ended September 30. 2005 and 2004
------------------------------------------------------------

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


                                  ADMIRAL FINANCIAL CORP. (Registrant)


Date:   November 11, 2005         By: /s/ Wm. Lee Popham
                                     -----------------------------------
                                      Wm. Lee Popham, President


Date:   November 11, 2005         By: /s/ Wm. Lee Popham
                                     ------------------------------------
                                      Wm. Lee Popham, Principal Financial
                                      and Accounting Officer