Form 10-Q
period 2005-12-31
ADMIRAL FINANCIAL CORP
filed 2006-02-14
CIK 828530

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q
(Mark One)
[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2005

                                   OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from ............ to ..........

                     Commission File Number 0-17214

                        ADMIRAL FINANCIAL CORP.
                       ------------------------

   State of Florida                             I.R.S. No. 59-2806414
-------------------------                      -----------------------

                        7101 Southwest 67 Avenue
                       South Miami, Florida 33143
                      ---------------------------

                    Telephone Number: (305) 669-6117
                                      -----------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

               Yes   X                                      No
                   -----



                      Common Stock $.001 Par Value
          Outstanding Shares at December 31, 2005: 10,985,000

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
                                           --------------------------------

                           ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                        Consolidated Balance Sheets
                                ($Dollars)

             Assets
             ------                             December 31, 2005     June 30, 2005
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

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------

                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Operations
                                (Unaudited)



                                Three Months Ended Dec 31   Six Months Ended Dec 31
                                -------------------------  -------------------------
                                   2005          2004          2005         2004
                                  ------        ------        ------       ------
Interest Income                         0             0             0            0
Other income                            0             0             0            0
                                ---------     ---------     ---------    ---------
     Total income                       0             0             0            0

Expense
     Employee Compensation              0             0             0            0
     Other                              0             0             0            0
                                ---------     ---------     ---------    ---------
     Total expense                      0             0             0            0

     Loss from discontinued
          operation (note 2)            0             0             0            0
                                ---------     ---------     ---------    ---------
Net loss                        $       0             0             0            0
                                =========     =========     =========    =========

Loss per share                  $    0.00     $    0.00     $    0.00    $    0.00
                                =========     =========     =========    =========

Dividend per share                    ---           ---           ---          ---
                                =========     =========     =========    =========

Weighted average number
   of shares outstanding       10,985,046    10,985,046    10,985,046   10,985,046
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

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------


                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                             (Unaudited)


                                                   Six Months Ended December 31
                                                  ------------------------------
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

Note 2.               The   net  assets  of  Admiral's  principal
               operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2005 and 2004.

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

Comparison of Three Months Ended December 31. 2004 and 2003
-----------------------------------------------------------

     Admiral was inactive, and recorded no revenues or expenses during the period.

Comparison of Six Months Ended December 31. 2004 and 2003
---------------------------------------------------------

     Admiral was inactive, and recorded no revenues or expenses during either period.



                                             PART  II  -  OTHER INFORMATION
                                             ------------------------------

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


                                   ADMIRAL FINANCIAL CORP. (Registrant)




Date: February 13, 2006         By:  /s/ Wm. Lee Popham
                                   -----------------------------------
                                   Wm. Lee Popham, President


Date: February 13, 2006         By:  /s/ Wm. Lee Popham
                                   -----------------------------------
                                   Wm. Lee Popham, Principal Financial
                                   and Accounting Officer