Form 10-Q
period 2006-03-31
ADMIRAL FINANCIAL CORP
filed 2006-05-15
CIK 828530

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2006

                                 OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ............... to .................

                   Commission File Number 0-17214

                      ADMIRAL FINANCIAL CORP.
                      -----------------------

   State of Florida                         I.R.S. No. 59-2806414
-----------------------                     ---------------------

                    7101 Southwest 67 Avenue
                   South Miami, Florida 33143
                   --------------------------

               Telephone Number: (305) 669-6117
                                 --------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                      Yes   X              No
                           ---


                   Common Stock $.001 Par Value
	Outstanding Shares at March 31, 2006: 10,985,046

               ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

                       TABLE OF CONTENTS

                          FORM 10-Q

                            PART I

                    FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets                                 1

           Consolidated Statements of Operations                       2

           Consolidated Statements of Cash Flows                       3

           Notes to Consolidated Financial Statements                  4

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                       4



                          PART II

                    OTHER INFORMATION

Item 1.    Legal Proceedings                                           5

Item 2.    Changes in Securities                                       5

Item 3.    Defaults Upon Senior Securities                             5

Item 4.    Submission of Matters to a Vote of Security Holders         6

Item 5.    Other Information                                           6

Item 6.    Exhibits and Reports on Form 8-K                            6

                                           PART I  -  FINANCIAL INFORMATION
                                           --------------------------------

                           ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                        Consolidated Balance Sheets


             Assets
             ------                              March 31, 2005       June 30, 2005
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



                                Three Months Ended Mar 31   Six Months Ended Mar 31
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
                               ==========    ==========    ==========   ==========



      See accompanying notes to consolidated financial statements

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------


                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                             (Unaudited)


                                                    Six Months Ended March 31
                                                  ------------------------------
                                                           2006     2005
                                                          ------   ------
Cash flows from operating activities:

Net loss                                                  $    0   $    0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital       0        0
Decrease in prepaid expenses and other assets                  0        0
Decrease (increase) in net assets of
   Haven Federal                                               0        0
(Decrease) in accrued expenses and other liabilities           0        0
(Decrease) Increase in net liabilities of
   Haven Federal                                               0        0
Amortization of organization expenses                          0        0
                                                          ------   ------

Net cash provided (used) by operating activities               0        0

Cash and cash equivalents, beginning of year                   0        0
                                                          ------   ------

Cash and cash equivalents, end of quarter                 $    0   $    0
                                                          ======   ======


     See accompanying notes to consolidated financial statements

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------


               ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

             Notes to Consolidated Financial Statements


Note 1. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals and the confiscation of all the principal net assets of the Company by the United States government) necessary to present fairly the financial statements of Admiral Financial Corp. ("Admiral") and Subsidiary.

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ("Haven"), were confiscated by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 2006 and June 30, 2005.


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



Comparison of Three Months Ended March 31, 2006 and 2005
--------------------------------------------------------

Admiral was inactive, and recorded no revenues or expenses during the period.

Comparison of Nine Months Ended March 31, 2006 and 2005
-------------------------------------------------------

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

ADMIRAL FINANCIAL CORP. (Registrant)


Date:	May 13, 2006				By:	/s/ Wm. Lee Popham
----------------------------------
Wm. Lee Popham, President


Date:	May 13, 2006				By:	/s/ Wm. Lee Popham
-----------------------------------
Wm. Lee Popham, Principal Financial
and Accounting Officer