Form 10-K
period 2006-06-30
ADMIRAL FINANCIAL CORP
filed 2006-10-02
CIK 828530

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended June 30, 2006

                                 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                        ---------    --------

                  Commission File Number 0-17214


                       ADMIRAL FINANCIAL CORP.
          ---------------------------------------------
     (Exact name of registrant as specified in its charter)

       FLORIDA                                59-2806414
  ------------------                     --------------------
(State of incorporation)                  (I.R.S. Employer
                                         Identification No.)

       7101 Southwest 67 Avenue
         South Miami, Florida                     33143
  ----------------------------------          --------------
(Address of principal executive office)         (Zip Code)

Registrant's telephone number, including area code:  305-669-6117
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

   Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 26, 2006 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was NO BID.

   Number of shares of common stock outstanding as of September 26, 2006, was 10,985,046.



            DOCUMENTS INCORPORATED BY REFERENCE

                          None
                          ----

                          ADMIRAL FINANCIAL CORP.


                                FORM 10-K


                            TABLE OF CONTENTS



                                                                       Page
                                                                       ----

                                Part I

Item 1. Business                                                         1
Item 2. Properties                                                       1
Item 3. Legal Proceedings                                                1
Item 4.	Submission of Matters to a Vote of
          Security Holders                                               1


                               Part II


Item 5.	Market for the Registrant's Common Stock
          and Related Security Holder Matters                            2
Item 6. Selected Consolidated Financial Data                             3
Item 7.	Management's Discussion and Analysis of
          Consolidated Financial Condition and
          Results of Operations                                          4
Item 8. Consolidated Financial Statements                                4
Item 9.	Disagreements on Accounting and Financial
          Disclosure                                                     4


                               Part III


Item 10.  Directors and Executive Officers of the
            Registrant                                                   4
Item 11.  Executive Compensation                                         5
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                        6
Item 13.  Certain Relationships and Related Transactions                 7


                               Part IV


Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                         7

                               PART I

ITEM 1.	BUSINESS.

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

   From September 30, 1989 until October 1999, Admiral's shares were listed in the over-the-counter market on the OTC Bulletin Board. Admiral was notified in October 1999 that as an inactive Company, trading on the OTC Bulletin Board would no longer be allowed. There is currently no firm making an active market in Admiral stock. The Company was notified of a change in the stock symbol from ADFC to ADFK in January 1999.

   The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.

                                       Ask           Bid
                                 -------------  --------------
                                 High      Low  High       Low
                                 ----     ----  ----      ----

2005:
First Quarter                    0.01    0.001  0.0001     N/A
Second Quarter                   0.01    0.001  0.0001     N/A
Third Quarter                    0.01    0.001  0.0001     N/A
Fourth Quarter                   0.01    0.001  0.0001     N/A

2006:
First Quarter                    0.01    0.001  0.0001     N/A
Second Quarter                   0.01    0.001  0.0001     N/A
Third Quarter                    0.01    0.001  0.0001     N/A
Fourth Quarter                   0.01    0.001  0.0001     N/A



   As of June 30, 2006, there were 497 stockholders of record.

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

   Admiral was formed in 1987 for the purpose of effecting a Contributed Property Exchange Offer and Merger and had no prior operating history. Admiral's acquisition occurred as of June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2006. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2006, 2005, 2004, 2003, and 2002. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.


                                          Year ended June 30,
                                 ------------------------------------
                                 2006    2005    2004    2003    2002
                               ------  ------  ------  ------  ------
                             (Dollars in thousands except per share data)

Admiral income                 $    0       0       0       0       0
Haven:
Interest income                     -       -       -       -       -
Interest expense                    -       -       -       -       -
                               ------  ------  ------  ------  ------
Net interest income
before provision
for loan losses
(expense)                           0       0       0       0       0

Provision for loan losses           -       -       -       -       -
                               ------  ------  ------  ------  ------
Net interest income
(expense) after
provision for
loan losses                         0       0       0       0       0

Loss before extraordinary
item and cumulative effect
of change in accounting
principle                           0       0       0       0       0
Extraordinary item                  -       -       -       -       -
Cumulative effect of change in
accounting principle                -       -       -       -       -

Net earnings (loss)            $    0       0       0       0       0
                                =======  ====== ======= ======= =======

Earnings (loss) per share      $ 0.00    0.00    0.00    0.00    0.00




                                                  Year ended June 30,
                                         --------------------------------------
                                           2006    2005    2004   2003    2002
                                         ------  ------  ------  ------  ------
                                     (Dollars in thousands except per share data)

Net assets of Haven                     $     -       -       -       -       -
Total assets                                  0       0       0       0       0
Net liabilities of Haven                      -       -       -       -       -
Total liabilities                            24      24      24      24      24
Total stockholders' equity (deficit)        (24)    (24)    (24)    (24)    (24)
Book value (deficit) per common share      (.00)   (.00)   (.00)   (.00)   (.00)
Number of offices of Admiral                  1       1       1       1       1



ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

   Admiral was formed in 1987 and has had no operations since 1990. Admiral has been inactive since 1990.



Comparison of Years Ended June 30, 2006 and 2005
------------------------------------------------

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
FINANCIAL DISCLOSURE

   Not Applicable.




                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth, as of June 30, 2006, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                            Officer
                                                             And/or
                                                            Director
     Name                 Age        Position                 Since
     -----                ---        --------                 -----

Wm. Lee Popham            54     Chairman of the Board,       1987
                                 Chief Executive Officer,
                                 President and Chief
                                 Financial Officer

   Certain background information for the director is set forth below.


   WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He has also been an independent corporate planning and acquisition consultant since 1996, as well as the

Sr. Vice President - Finance of IES Daniel Electrical Contractors, Inc., Miami, Florida, (a wholly-owned electrical contractor subsidiary of Integrated Electrical Services, Inc., Houston, Texas, -IESC) since
January 1999, a Senior Sales Associate with Jeanne Baker Realty, Inc., Miami, Florida, since 2002, and Business Manager - Design Group with DMJMH&N, Los Angeles, CA since April 2006. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a Partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc.(AMEX-RVR), Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares were traded on the American Stock Exchange until its sale to Budget Group, Inc.(NYSE-BD), from 1984 until 1991.



ITEM 11.    EXECUTIVE COMPENSATION

Cash Compensation

   The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 2005.

     Name and			  Annual Compensation Awards
Principal Position		Year	   Salary	Bonus	 Other
------------------              ----       ------       -----    -----

Wm. Lee Popham			2006	  $  ---	 ---	  ---
Chairman and President		2005	     ---	 ---	  ---
Chief Executive Officer		2004	     ---	 ---	  ---


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 2006 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.


                                                Amount and      Percent
                                                Nature of         of
Name and Address of				Beneficial	Common
 Beneficial Owner                               Ownership        Stock
------------------                              ---------      ---------
Wm. Lee Popham (l)                               1,923,684       17.51%
7101 Southwest 67 Avenue
South Miami, Florida 33143

Ti-Aun Plantations, N.V.                           889,007        8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)                                668,651        6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

All directors and
   executive officers as a group (1 person)      1,923,684       17.51%


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


                             PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                      ADMIRAL FINANCIAL CORP.
                             INDEX

(a.)1. Admiral Financial Corp.:                                       Page

       Statement Regarding Sec. 210.3-11 of Regulation S-K             F-1

       Consolidated Balance Sheets as of June 30, 2006 and 2005        F-2

       Consolidated Statement of Operations for the three years
          ended June 30, 2006                                          F-3

       Consolidated Statement of Stockholders' (Deficit) Equity
          for the three years ended June 30, 2006                      F-4



       Consolidated Statement of Cash Flows for the three years
          ended June 30, 2006                                          F-5

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

   (11) Not applicable.

   (12) Not applicable.

   (13) Not applicable.

   (16) Not applicable.

   (18) Not applicable.

   (21) Not applicable.

   (22) Not applicable.

   (23) Not applicable.

   (24) Not applicable.

   (27) Financial Data Schedule attached.

   (28) Not applicable.

   (99) Not applicable.

(b.)	Admiral filed no reports on Form 8-K during the fiscal year
        ended June 30, 2006.

(c.)	The exhibits required by Item 601 of Regulation S-K are included in (a)(3) above.

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       ADMIRAL FINANCIAL CORP.

                                       By /s/ Wm. Lee Popham
                                          --------------------------
                                         Wm. Lee Popham, President,
Date: September 28, 2006                 Chief Executive Officer
                                         And Chief Financial Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                      Title                    Date
    ---------                      -----                    ----


/s/ Wm. Lee Popham             Chairman of the Board     September 28, 2006
Wm. Lee Popham                 Of Directors, Chief
Chairman and President         Executive Officer,
Principal Executive Officer    President, and
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

            Assets                              June 30, 2006   June 30, 2005
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

Preferred stock, $.01 par value.  Authorized
6,000,000 shares, none outstanding

Common stock, $.001 par value,
50,000,000 shares authorized
10,987,000 shares issued                               10,987        10,987
Treasury stock, 1,954 and 1,954 shares, at cost             0             0
Additional paid-in capital                            680,710       680,710
Deficit                                              (715,587)     (715,587)
                                                 ------------   -----------
Total stockholders' (deficit) equity                  (23,890)      (23,890)
                                                 ------------   -----------
Total liabilities and stockholders'
(deficit) equity                                 $          0   $         0
                                                 ============   ===========


	See accompanying notes to consolidated financial statements.

                      ADMIRAL FINANCIAL CORP.
                          AND SUBSIDIARY

                Consolidated Statements of Operations
                            (Unaudited)


                                                     Years Ended June 30,

                                            -----------------------------------------
                                               2006           2005           2004
                                            -----------    -----------    -----------
REVENUES:

Interest Income                             $         0    $         0    $         0
Other income                                -----------    -----------    -----------
     Total income                                     0              0              0


EXPENSES:

Employee Compensation                               ---            ---            ---
Other Expense                                         0              0              0
                                            -----------    -----------    -----------
     Total expense                                    0              0              0


Loss from discontinued operation (note 2)             0              0              0
                                            -----------    -----------    -----------
Net loss                                    $         0    $         0    $         0
                                            ===========    ===========    ===========

Loss per share                              $      0.00    $      0.00           0.00
                                            ===========    ===========    ===========
Dividend  per share                               -----          -----          -----
                                            ===========    ===========    ===========

Weighted  average number
of shares outstanding                        10,985,046     10,985,046     10,985,046
                                            ===========    ===========    ===========


        See accompanying notes to consolidated financial statements

                        ADMIRAL FINANCIAL CORP.
                            AND SUBSIDIARY


                Consolidated Statement of Stockholders'
                          (Deficit) Equity

                 For the years ended June 30, 2006



                                      Common Stock              Additional      Retained
                                   Issued and Outstanding        Paid-In        Earnings
                                   ----------------------
                                    Shares        Amount         Capital        (Deficit)
                                    ------        ------         -------         -------
Balance at June 30, 1988           10,985,046    $    10,987    $   680,710    $         -

   Net loss for the year                                   -              -    (13,813,316)
                                   ----------    -----------    -----------

Balance at June 30, 1989           10,985,046         10,987        680,710    (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities                              -              -     13,238,189

   Net loss for the year                                   -              -        (79,030)
                                   ----------    -----------    -----------    -----------

Balance at June 30, 1990           10,985,046    $    10,987    $   680,710    $  (654,157)

   Net loss for the year                                                           (21,043)
                                   ----------    -----------    -----------

Balance at June 30, 1991           10,985,046    $    10,987    $   680,710    $  (675,200)

    Net loss for the year                                                          (20,194)
                                   ----------    -----------    -----------



Balance at June 30, 1992           10,985,046    $   10,987     $   680,710    $  (695,394)

    Net loss for the year                                                          (20,193)
                                   ----------    -----------    -----------



Balance at June 30, 1993, 1994,
 1995, 1996, 1997 , 1998,
 1999, 2000, 2001, 2002,
2003, 2004, 2005 and 2006          10,985,046    $   10,987     $   680,710    $  (715,587)
                                   ==========    ==========     ===========    ===========


	See accompanying notes to consolidated financial statements.

                      ADMIRAL FINANCIAL CORP.
                          AND SUBSIDIARY

               Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                Year Ended June 30
                                                           ---------------------------
                                                             2006      2005      2004
                                                           -------   -------   -------
Cash flows from operating activities:

Net loss                                                   $    0    $    0    $    0

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
        ---------------------

The accompanying balance sheets as of June 30, 2006 and 2005, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.


(b)	Office Properties and Equipment
        -------------------------------

All office properties and equipment were sold when the offices of the Company were closed during the fiscal year ended June 30, 1990, and the proceeds from such sales are reflected as "other income."


(c)	Income Taxes
        ------------

Admiral and its wholly-owned subsidiary file a consolidated tax return. Taxes are provided on all income and expense items included in earn-ings, regardless of the period in which such items are recognized for tax purposes, except for income representing a permanent difference.


(d)	Real Estate
        -----------

Loss from real estate operations includes rental income, operating expenses, interest expense on the related mortgages payable, gains on sales, net and provision for estimated losses to reflect subsequent declines in the net realizable value below predecessor cost.

Provisions for estimated losses on real estate are charged to earnings when, in the opinion of management, such losses are probable. While management uses the best information available to make evaluations, future adjustments to the allowances may be necessary if economic con-ditions change substantially from the assumptions used in making the evaluations.


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
        ------------

At June 30, 2006 and 2005, the Company has estimated net operating loss carryforwards of approximately $10,447,000 and $10,447,000, respectively, for Federal income tax purposes, and $10,095,000 and $10,095,000, respectively, for state income tax purposes to offset future taxable income. These carryforwards were scheduled to expire in future years as follows:


                              Year ending
                               June 30,      Federal            State
                               -------      --------           --------
                                 1990     $  2,348,000     $    2,304,000
                                 1991        2,984,000          2,941,000
                                 1992        5,360,000          5,230,000
                                 2001        1,549,000          1,537,000
                                 2002        1,288,000          1,288,000
                                 2004        7,468,000          7,128,000
                                        --------------     --------------
Net operating loss
 carryforwards, June 30, 1989:              20,997,000         20,428,000
 Less: 1990 Expirations                     (2,348,000)        (2,304,000)
                                 2005           79,000             79,000
                                        --------------     --------------
Net operating loss
 carryforwards, June 30, 1990:              18,728,000         18,203,000
 Less: 1991 Expirations                     (2,984,000)        (2,941,000)
                                 2006           21,000             21,000
                                       ---------------     --------------
Net operating loss
 carryforwards, June 30, 1991               15,765,000         15,283,000
 Less: 1992 Expirations                     (5,360,000)        (5,230,000)
                                 2007           21,000             21,000
                                       ---------------     --------------
Net operating loss
 carryforwards, June 30, 1992              $10,426,000        $10,074,000
                                 2008           21,000             21,000
                                       ---------------     --------------
Net operating loss
 carryforwards, June 30,
 1993, 1994, 1995, 1996,
 1997, 1998, 1999, 2000, 2001,
 2002, 2003                                $10,447,000        $10,095,000
 Less: Expirations through 2006             10,305,000          9,953,000
                                       ---------------     --------------
Net operating loss carryforwards,
        June 30, 2005 and 2006         $       142,000     $      142,000
                                       ===============     ==============

The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 2006, 2005, 2004, 2003, 2002,
2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991 and
1990.

The net operating loss carryforwards expiring through 1988 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 2006 and 2005, such purchased loss carryforwards remaining amounted to approximately $0 and $0, respectively.


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