Form 10-Q
period 2006-09-30
ADMIRAL FINANCIAL CORP
filed 2006-11-20
CIK 828530

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2006

                                OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ............ to ...............

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

        Yes  [X]                                      No  [ ]



                  Common Stock $.001 Par Value
       Outstanding Shares at September 30, 2006: 10,985,046

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
                                      --------------------------------

                    ADMIRAL FINANCIAL CORP.
                        AND SUBSIDIARY

                 Consolidated Balance Sheets
                          ($Dollars)


                                                 September 30, 2006       June 30, 2006
                                                 ------------------    ------------------
                                                    (Unaudited)            (Unaudited)
                    Assets
                    ------
Cash                                                $         0            $         0
Prepaid expenses and other assets                             0                      0
Net assets of Haven Federal Savings and
         Loan Association (notes 1 and 2)                     0                      0
                                                    -----------            -----------
                  Total assets                      $         0            $         0
                                                    ===========            ===========


Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities              $    23,890            $    23,890
Net liabilities of Haven Federal Savings
and Loan Association (notes 1 and 2)                          0                      0
                                                    -----------            -----------
     Total liabilities                                   23,890                 23,890


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

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------


                 ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                  Consolidated Statements of Operations
                               (Unaudited)


                                                                   Three Months Ended Sept 30
                                                             ------------------------------------
                                                                  2006                  2005
                                                               ---------             ---------
Interest Income                                                        0                     0
Other income                                                           0                     0
                                                               ---------             ---------
        Total income                                                   0                     0

Expense
  Employee Compensation                                                0                     0
  Other                                                                0                     0
                                                               ---------             ---------

        Total expense                                                  0                     0

        Loss from discontinued
                operation (note 2)                                     0                     0
                                                               ---------             ---------
Net loss                                                     $         0                     0
                                                               =========             =========
Loss per share                                                 $    0.00             $    0.00
                                                               =========             =========

Dividend per share                                                 --                    --
                                                               =========             =========

Weighted average number
  of shares outstanding                                       10,985,046            10,985,046
                                                              ==========            ==========



	See accompanying notes to consolidated financial statements

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------


                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                   Three Months Ended Sept 30
                                                               ---------------------------------
                                                                  2006                    2005
                                                               ---------               ---------

Cash flows from operating activities:

Net loss                                                       $       0               $       0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
  Haven Federal after retroactive disallowance
  of agreed supervisory goodwill and regulatory capital                0                       0
Decrease in prepaid expenses and other assets                          0                       0
Decrease (increase) in net assets of
  Haven Federal                                                        0                       0
(Decrease) in accrued expenses and other liabilities                   0                       0
(Decrease) Increase in net liabilities of
  Haven Federal                                                        0                       0
Amortization of organization expenses                                  0                       0
                                                               ---------               ---------

Net cash provided (used) by operating activities                       0                       0

Cash and cash equivalents, beginning of year                           0                       0
                                                               ---------               ---------

Cash and cash equivalents, end of quarter                      $       0               $       0
                                                               =========               =========



	See accompanying notes to consolidated financial statements

                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------

                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

              Notes to Consolidated Financial Statements

Note 1. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial statements of Admiral Financial Corp. ("Admiral") and Subsidiary.

Note 2. The net assets of Admiral inlcudes the former principal operating subsidiary, Haven Federal Savings and Loan Association ("Haven"). Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 2006 and 2005.



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

       Admiral is presently inactive, other than its efforts to seek a merger, exchange of capital stock, asset acquisition, recapitalization, or other similar business combination (a "Recapitalization") with an operating or development stage business which Admiral management considers to have growth potential. Admiral currently receives no cash flow. Admiral anticipates no capital infusions prior to effectuating a Recapitalization. Until such time as Admiral effectuates a Recapitalization, Admiral currently expects that it will incur minimal future operating costs.

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


Liquidity and Capital Resources
-------------------------------

       Admiral is currently inactive. Admiral management intends to seek a new line of business. as yet unidentified. In connection therewith, Admiral's management believes that a restructuring of Admiral may be necessary in order to raise capital for new operations, and any such restructuring may have a substantial dilutive effect upon Admiral's existing shareholders. Admiral has no ongoing financial commitments or obligations.


Comparison of Three Months Ended September 30, 2006 and 2005
------------------------------------------------------------

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


                                       ADMIRAL FINANCIAL CORP.
                                       (Registrant)




Date:   November 14, 2006              By:     /s/ Wm. Lee Popham
                                          --------------------------------
                                          Wm. Lee Popham, President


Date:   November 14, 2006              By:     /s/ Wm. Lee Popham
                                          --------------------------------
                                          Wm. Lee Popham, Principal
                                          Financial and Accounting Officer