Form 10-Q
period 2006-12-31
ADMIRAL FINANCIAL CORP
filed 2007-02-13
CIK 828530

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
[ X ]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2006

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


                    Common Stock $.001 Par Value
	Outstanding Shares at December 31, 2006: 10,985,000

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
                                           --------------------------------

                           ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                        Consolidated Balance Sheets
                                ($Dollars)

             Assets
             ------                             December 31, 2006     June 30, 2006
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

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------

                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Operations
                                (Unaudited)



                                Three Months Ended Dec 31   Six Months Ended Dec 31
                                -------------------------  -------------------------
                                   2006          2005          2006         2005
                                  ------        ------        ------       ------
Interest Income                         0             0             0            0
Other income                            0             0             0            0
                                ---------     ---------     ---------    ---------
     Total income                       0             0             0            0

Expense
     Employee Compensation              0             0             0            0
     Other                              0             0             0            0
                                ---------     ---------     ---------    ---------
     Total expense                      0             0             0            0

     Loss from discontinued
          operation (note 2)            0             0             0            0
                                ---------     ---------     ---------    ---------
Net loss                        $       0             0             0            0
                                =========     =========     =========    =========

Loss per share                  $    0.00     $    0.00     $    0.00    $    0.00
                                =========     =========     =========    =========

Dividend per share                    ---           ---           ---          ---
                                =========     =========     =========    =========

Weighted average number
   of shares outstanding       10,985,046    10,985,046    10,985,046   10,985,046
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


                                                   Six Months Ended December 31
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
                                                          ======   ======


     See accompanying notes to consolidated financial statements

            ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

           Notes to Consolidated Financial Statements


Note 1. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments (principally consisting of normal recurring accruals necessary to present fairly the financial statements of Admiral Financial Corp. ("Admiral") and Subsidiary.

Note 2. Where applicable, the net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ("Haven"), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2006 and 2005.



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

Comparison of Three Months Ended December 31. 2006 and 2005
-----------------------------------------------------------

     Admiral was inactive, and recorded no revenues or expenses during the period.

Comparison of Six Months Ended December 31. 2006 and 2005
---------------------------------------------------------

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

     Not applicable

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ADMIRAL FINANCIAL CORP.
                                        (Registrant)


Date:   February 13, 2007           By: /s/ Wm. Lee Popham
                                        -------------------------
                                        Wm. Lee Popham, President


Date:   February 13, 2007           By: /s/ Wm. Lee Popham
                                       ---------------------------
                                       Wm. Lee Popham, Principal Financial
                                       and Accounting Officer