Form 10-Q
period 2007-03-31
ADMIRAL FINANCIAL CORP
filed 2007-05-15
CIK 828530

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 2007

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


                  Common Stock $.001 Par Value
	Outstanding Shares at March 31, 2007: 10,985,046

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
                                           --------------------------------

                           ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                        Consolidated Balance Sheets


             Assets
             ------                              March 31, 2007       June 30, 2006
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

                                           PART I - FINANCIAL INFORMATION
                                           ------------------------------

                  ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                   Consolidated Statements of Operations
                                (Unaudited)



                                Three Months Ended Mar 31   Six Months Ended Mar 31
                                -------------------------  -------------------------
                                   2007          2006          2007         2006
                                  ------        ------        ------       ------
Interest Income                         0             0             0            0
Other income                            0             0             0            0
                                ---------     ---------     ---------    ---------
     Total income                       0             0             0            0

Expense
     Employee Compensation              0             0             0            0
     Other                              0             0             0            0
                                ---------     ---------     ---------    ---------
     Total expense                      0             0             0            0

     Loss from discontinued
          operation (note 2)            0             0             0            0
                                ---------     ---------     ---------    ---------
Net loss                        $       0             0             0            0
                                =========     =========     =========    =========

Loss per share                  $    0.00     $    0.00     $    0.00    $    0.00
                                =========     =========     =========    =========

Dividend per share                    ---           ---           ---          ---
                                =========     =========     =========    =========

Weighted average number
   of shares outstanding       10,985,046    10,985,046    10,985,046   10,985,046
                               ==========    ==========    ==========   ==========



      See accompanying notes to consolidated financial statements

                                           PART I - FINANCIAL INFORMATION
                                           ------------------------------


                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                             (Unaudited)


                                                    Six Months Ended March 31
                                                  ------------------------------
                                                           2007     2006
                                                          ------   ------
Cash flows from operating activities:

Net loss                                                  $    0   $    0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital       0        0
Decrease in prepaid expenses and other assets                  0        0
Decrease (increase) in net assets of
   Haven Federal                                               0        0
(Decrease) in accrued expenses and other liabilities           0        0
(Decrease) Increase in net liabilities of
   Haven Federal                                               0        0
Amortization of organization expenses                          0        0
                                                          ------   ------

Net cash provided (used) by operating activities               0        0

Cash and cash equivalents, beginning of year                   0        0
                                                          ------   ------

Cash and cash equivalents, end of quarter                 $    0   $    0
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

Note 2. The net assets of Admiral's principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were taken by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 2007 and June 30, 2006.


                                           PART I - FINANCIAL INFORMATION
                                           ------------------------------


	ITEM 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations


General
-------

     ADMIRAL FINANCIAL CORP. ("ADMIRAL"), an inactive corporation, is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified. Admiral was a plaintiff in an unsuccessful Winstar-type action against the United States government in the United States Court of Federal Claims from 1993-2004.

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

Comparison of Three Months Ended March 31, 2007 and 2006
--------------------------------------------------------

Admiral was inactive, and recorded no revenues or expenses during the period.

Comparison of Nine Months Ended March 31, 2007 and 2006
-------------------------------------------------------

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

                                   ADMIRAL FINANCIAL CORP.
                                   (Registrant)


Date:   May 15, 2007               By:/s/ Wm. Lee Popham
                                      ---------------------------
                                      Wm. Lee Popham, President


Date:   May 15, 2007               By:/s/ Wm. Lee Popham
                                      ---------------------------
                                      Wm. Lee Popham, Principal Financial
                                      and Accounting Officer