Form 10-K
period 2007-06-30
ADMIRAL FINANCIAL CORP
filed 2007-10-01
CIK 828530

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
	OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2007
                                  -------------

                                  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ____________

                     Commission File Number 0-17214

                         ADMIRAL FINANCIAL CORP.
        ------------------------------------------------------
	(Exact name of registrant as specified in its charter)

       FLORIDA                                               59-2806414
------------------------                                -------------------
(State of incorporation)                                 (I.R.S. Employer
                                                        Identification No.)
     7101 Southwest 67 Avenue
      South Miami, Florida                                      33143
---------------------------------------                       ----------
(Address of principal executive office)                       (Zip Code)

   Registrant's telephone number, including area code:  305-669-6117
                                                       --------------

       Securities registered pursuant to Section 12(b) of the Act:

                                  None
                                  ----

       Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, par value $.001 per share
                ---------------------------------------
                            (Title of Class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

            Yes [ ]                        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

            Yes [ ]                        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]                        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" or "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer [ ]        Accelerated filer [ ]

                   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

            Yes [X]                        No [ ]

       Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 26, 2007 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was NO BID.

Number of shares of common stock outstanding as of September 26, 2007, was 10,985,046.

                 DOCUMENTS INCORPORATED BY REFERENCE

                                 None
                                 ----

                         ADMIRAL FINANCIAL CORP.

                               FORM 10-K

                           TABLE OF CONTENTS



                                                                      Page
                                                                      ----

                                 Part I

Item 1.   Business                                                      2
Item 2.   Properties                                                    2
Item 3.   Legal Proceedings                                             2
Item 4.   Submission of Matters to a Vote of Security Holders           3

                                 Part II

Item 5.   Market for the Registrant's Common Stock
            and Related Security Holder Matters                         3
Item 6.   Selected Consolidated Financial Data                          4
Item 7.   Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations               5
Item 8.   Consolidated Financial Statements                             5
Item 9.   Disagreements on Accounting and Financial
            Disclosure                                                  5

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant            6
Item 11.  Executive Compensation                                        6
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                       7
Item 13.  Certain Relationships and Related Transactions                8

                                 Part IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                         8

                                  PART I

ITEM 1.	BUSINESS.

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

       The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.

                                                      Ask             Bid
                                                 -------------  --------------
                                                  High   Low     High    Low
                                                 ------ ------  ------  ------

       2006:
             First Quarter                        0.01  0.001   0.0001  N/A
             Second Quarter                       0.01  0.001   0.0001  N/A
             Third Quarter                        0.01  0.001   0.0001  N/A
             Fourth Quarter                       0.01  0.001   0.0001  N/A

       2007:
             First Quarter                        0.01  0.001   0.0001  N/A
             Second Quarter                       0.01  0.001   0.0001  N/A
             Third Quarter                        0.01  0.001   0.0001  N/A
             Fourth Quarter                       0.01  0.001   0.0001  N/A

       As of June 30, 2007, there were 497 stockholders of record.

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

       Admiral was formed in 1987 for the purpose of effecting a Contributed Property Exchange Offer and Merger and had no prior operating history. Admiral's acquisition occurred as of June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2007. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2007, 2006, 2005, 2004, and 2003.
Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

                                                      Year ended June 30,
                                        --------------------------------------------
                                             2007    2006    2005    2004    2003
                                           -------  ------  ------  ------  ------
                                        (Dollars in thousands except per share data)

Admiral income                          $        0       0       0       0       0
Haven:
Interest income                                  -       -       -       -       -
Interest expense                                 -       -       -       -       -
                                           -------  ------  ------  ------  ------
         Net interest income
         before provision
         for loan losses
         (expense)                               0       0       0       0       0

Provision for loan losses                        -       -       -       -       -
                                           -------  ------  ------  ------  ------
         Net interest income
         (expense) after
         provision for
         loan losses                             0       0       0       0       0

         Loss before extraordinary
         item and cumulative effect
         of change in accounting
         principle                               0       0       0       0       0
Extraordinary item                               -       -       -       -       -
Cumulative effect of change in
         accounting principle                    -       -       -       -       -
                                           -------  ------  ------  ------  ------
                  Net earnings (loss)     $      0       0       0       0       0
                                           =======  ====== ======= ======= =======

Earnings (loss) per share                 $   0.00    0.00    0.00    0.00    0.00

                                                      Year ended June 30,
                                        --------------------------------------------
                                             2007    2006    2005    2004    2003
                                           -------  ------  ------  ------  ------
                                        (Dollars in thousands except per share data)

Net assets of Haven                       $      -       -       -       -       -
Total assets                                     0       0       0       0       0
Net liabilities of Haven                         -       -       -       -       -
Total liabilities                               24      24      24      24      24
Total stockholders' equity (deficit)           (24)    (24)    (24)    (24)    (24)
Book value (deficit) per common share         (.00)   (.00)   (.00)   (.00)   (.00)
Number of offices of Admiral                     1       1       1       1       1

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

       Admiral was formed in 1987 and has had no operations since
1990.  Admiral has been inactive since 1990.


Comparison of Years Ended June 30, 2007 and 2006
------------------------------------------------

       Admiral was inactive, and recorded no revenues or expenses during either period.

Comparison of Years Ended June 30, 2006 and 2005
------------------------------------------------

       Admiral was inactive, and recorded no revenues or expenses during either period.

Liquidity and Capital Resources
-------------------------------

       Admiral is currently inactive. There is no corporate liquidity, no available capital resources, and no immediately foreseeable prospects for the future improvement of Admiral's financial picture. Admiral management intends to seek a new line of business, as yet unidentified. In connection therewith, Admiral's management believes that a restructuring of Admiral may be necessary in order to raise capital for new operations, and any such restructuring may have a substantial dilutive effect upon Admiral's existing shareholders. Admiral has no known ongoing commitments or obligations.


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


ITEM 9.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth, as of June 30, 2007, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                       Officer
                                                       And/or
                                                       Director
Name               Age     Position                    Since
----               ---     ------------------------    --------

Wm. Lee Popham     56      Chairman of the Board,      1987
                           Chief Executive Officer,
                           President and Chief
                           Financial Officer


       Certain background information for the director is set forth below.


      WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He has also been an independent corporate planning and acquisition consultant since 1996, as well as the Sr. Vice President - Finance of IES Daniel Electrical Contractors, Inc., Miami, Florida, (a wholly-owned electrical contractor subsidiary of Integrated Electrical Services, Inc., Houston, Texas, -IESC)from 1997 to 2006; a Senior Sales Associate with Jeanne Baker Realty, Inc., Miami, Florida, since 2002, and Business Manager - Design Practice with DMJMH&N, Los Angeles, CA since April 2006. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a Partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc.(AMEX-RVR), Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares were traded on the American Stock Exchange until its sale to Budget Group, Inc.(NYSE-BD), from 1984 until 1991.



ITEM 11. EXECUTIVE COMPENSATION

Cash Compensation
-----------------

       The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 2005.

                                 Annual Compensation Awards
          Name and               --------------------------------------
      Principal Position         Year       Salary       Bonus    Other
      ------------------         ----       ------       -----    -----

      Wm. Lee Popham             2007      $  ---         ---      ---
      Chairman and President     2006         ---         ---      ---
      Chief Executive Officer    2005         ---         ---      ---

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

     Name and Address of                Beneficial      Common
      Beneficial Owner                  Ownership        Stock
---------------------------------       ----------      ------

Wm. Lee Popham (l)                      1,923,684       17.51%
7101 Southwest 67 Avenue
South Miami, Florida 33143

Ti-Aun Plantations, N.V.                  889,007        8.09%
Suite 600
600 Brickell Avenue
Miami, Florida 33131

David C. Popham (2)                       668,651        6.09%
3166 Commodore Plaza
Coconut Grove, Florida 33133

All directors and
   executive officers as a group
   (1 person)                           1,923,684       17.51%

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Wm. Lee Popham, together with certain members of his family (including David C. Popham and Jeanne M. Baker) and certain family affiliates participated in a transaction which capitalized Admiral in order to effect the acquisition of Haven Federal Savings and Loan Association, Winter Haven, Florida, in a contributed property exchange offer. The total historical cost of the property contributed by Wm. Lee Popham, his family and affiliates in the exchange was $1,228,227, the aggregate appraised value of such contributed property was $12,586,553, and the net contribution value was $7,022,965. Mr. Popham and his family and affiliates received an aggregate of 4,330,208 shares of Admiral Common Stock in the exchange, which occurred on June 16, 1988.


                              PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

                      ADMIRAL FINANCIAL CORP.

                              INDEX

                                                                        Page
                                                                        ----
(a.)1. Admiral Financial Corp.:

       Statement Regarding Sec. 210.3-11 of Regulation S-K		F-1

       Consolidated Balance Sheets as of June 30, 2007 and 2006         F-2

       Consolidated Statement of Operations for the three years
             ended June 30, 2007                                        F-3

       Consolidated Statement of Stockholders' (Deficit) Equity
             for the three years ended June 30, 2007			F-4

       Consolidated Statement of Cash Flows for the three years
             ended June 30, 2007                                        F-5

       Notes to Consolidated Financial Statements			F-6


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

(11)	Not applicable.

(12)	Not applicable.

(13)	Not applicable.

(16)	Not applicable.

(18)	Not applicable.

(21)	Not applicable.

(22)	Not applicable.

(23)	Not applicable.

(24)	Not applicable.

(27)	Financial Data Schedule attached.

(28)	Not applicable.

(99)	Not applicable.

(b.)	Admiral filed no reports on Form 8-K during the fiscal year
        ended June 30, 2007.

(c.)	The exhibits required by Item 601 of Regulation S-K are
        included in (a)(3) above.

                             SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   ADMIRAL FINANCIAL CORP.



                                   By:   /s/ Wm. Lee Popham
                                      -------------------------------
                                      Wm. Lee Popham, President,
Date: September 28, 2007                Chief Executive Officer
                                        And Chief Financial Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                    Date
     ---------                   -----                    ----

/s/ Wm. Lee Popham
-----------------------------    Chairman of the Board    September 28, 2007
Wm. Lee Popham                   Of Directors, Chief
Chairman and President           Executive Officer,
Principal Executive Officer      President, and
Principal Financial Officer      Chief Financial Officer

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


                                                  June 30, 2007      June 30, 2006
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

                        ADMIRAL FINANCIAL CORP.
                            AND SUBSIDIARY

                Consolidated Statements of Operations
                             (Unaudited)



                                                     Years Ended June 30,
                                            -----------------------------------------
                                               2007           2006           2005
                                            -----------    -----------    -----------
REVENUES:

Interest Income                             $         0    $         0    $         0
Other income                                        ---            ---            ---
                                            -----------    -----------    -----------
     Total income                                     0              0              0


EXPENSES:

Employee Compensation                               ---            ---            ---
Other Expense                                         0              0              0
                                            -----------    -----------    -----------
     Total expense                                    0              0              0


Loss from discontinued operation (note 2)             0              0              0
                                            -----------    -----------    -----------
Net loss                                    $         0    $         0    $         0
                                            ===========    ===========    ===========

Loss per share                              $      0.00    $      0.00           0.00
                                            ===========    ===========    ===========

Dividend per share                                  ---            ---            ---
                                            ===========    ===========    ===========

Weighted average number
of shares outstanding                        10,985,046     10,985,046     10,985,046
                                            ===========    ===========    ===========



      See accompanying notes to consolidated financial statements

                        ADMIRAL FINANCIAL CORP.
                             AND SUBSIDIARY

      Consolidated Statement of Stockholders' (Deficit) Equity

                     For the years ended June 30, 2007



                                         Common Stock
                                     Issued and Outstanding      Additional      Retained
                                   -------------------------      Paid-In        Earnings
                                     Shares         Amount        Capital        (Deficit)
                                   ----------    -----------    -----------    -----------
Balance at June 30, 1988           10,985,046    $    10,987    $   680,710    $         -

   Net loss for the year                                   -              -    (13,813,316)
                                   ----------    -----------    -----------    -----------

Balance at June 30, 1989           10,985,046         10,987        680,710    (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities                              -              -     13,238,189

   Net loss for the year                                   -              -        (79,030)
                                   ----------    -----------    -----------    -----------

Balance at June 30, 1990           10,985,046    $    10,987    $   680,710    $  (654,157)

   Net loss for the year                                                           (21,043)
                                   ----------    -----------    -----------    -----------

Balance at June 30, 1991           10,985,046    $    10,987    $   680,710    $  (675,200)

    Net loss for the year                                                          (20,194)
                                   ----------    -----------    -----------    -----------

Balance at June 30, 1992           10,985,046    $    10,987    $   680,710    $  (695,394)

    Net loss for the year                                                          (20,193)
                                   ----------    -----------    -----------    -----------

Balance at June 30, 1993, 1994,
 1995, 1996, 1997 , 1998,
 1999, 2000, 2001, 2002, 2003
 2004, 2005, 2006 and 2007         10,985,046    $    10,987    $   680,710    $  (715,587)
                                   ==========    ===========    ===========    ===========



	See accompanying notes to consolidated financial statements.

                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                Year Ended June 30
                                                           ---------------------------
                                                             2007      2006      2005
                                                           -------   -------   -------
Cash flows from operating activities:

Net loss                                                   $     0   $     0   $     0

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

(1)  Organization and Regulatory Matters
     -----------------------------------

Admiral Financial Corp. ("Admiral") is inactive.


(2)  Summary of Significant Accounting Policies
     ------------------------------------------

(a)  Basis of Presentation
     ---------------------

The accompanying balance sheets as of June 30, 2007 and 2006, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.


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


(4)  Income Taxes
     ------------

At June 30, 2007 and 2006, the Company has estimated net operating loss carryforwards of approximately $0 and $0 respectively, for Federal income tax purposes, and $0 and $0, respectively, for state income tax purposes to offset future taxable income. All tax loss carry-forwards expired as follows:

                                        Year ending
                                         June 30,           Federal             State
                                        -----------      ------------      -------------

                                           1990          $  2,348,000      $   2,304,000
                                           1991             2,984,000          2,941,000
                                           1992             5,360,000          5,230,000
                                           2001             1,549,000          1,537,000
                                           2002             1,288,000          1,288,000
                                           2004             7,468,000          7,128,000
                                                         ------------      -------------
Net operating loss
  carryforwards, June 30, 1989:                            20,997,000         20,428,000
  Less: 1990 Expirations                                   (2,348,000)        (2,304,000)
                                           2005                79,000             79,000
                                                         ------------      -------------
Net operating loss
  carryforwards, June 30, 1990:                            18,728,000         18,203,000
  Less: 1991 Expirations                                   (2,984,000)        (2,941,000)
                                           2006                21,000             21,000
                                                         ------------      -------------
Net operating loss
  carryforwards, June 30, 1991                             15,765,000         15,283,000
  Less: 1992 Expirations                                   (5,360,000)        (5,230,000)
                                           2007                21,000             21,000
                                                         ------------      -------------
Net operating loss
  carryforwards, June 30, 1992                           $ 10,426,000      $  10,074,000
                                           2008                21,000             21,000
                                                         ------------      -------------
Net operating loss
  carryforwards, June 30,
  1993, 1994, 1995, 1996, 1997,
  1998, 1999, 2000, 2001, 2002,
  2003                                                   $ 10,447,000      $  10,095,000
  Less: Expirations through 2006                           10,305,000          9,953,000
                                                         ------------      -------------
Net operating loss carryforwards,
  June 30, 2005 and 2006                                 $    142,000      $     142,000
                                                         ============      =============

The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 2007, 2006, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995,
1994, 1993, 1992, 1991 and 1990.

The net operating loss carryforwards expiring through 1988 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 2007 and 2006, such purchased loss carryforwards remaining amounted to approximately $0 and $0, respectively.


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