Form 10-Q
period 2007-09-30
ADMIRAL FINANCIAL CORP
filed 2007-11-15
CIK 828530

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q
(Mark One)
[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2007

                                OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ........... to .........

                Commission File Number 0-17214


                       ADMIRAL FINANCIAL CORP.
                       ----------------------

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

               Yes   X                No
                    ---


                  Common Stock $.001 Par Value
	Outstanding Shares at September 30, 2007: 10,985,046

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
                                       --------------------------------

                   ADMIRAL FINANCIAL CORP.
                       AND SUBSIDIARY

                  Consolidated Balance Sheets
                          ($Dollars)

                 Assets                                  September 30, 2007   June 30, 2007
                 ------                                    -----------         -----------
                                                           (Unaudited)         (Unaudited)

Cash                                                       $         0         $         0
Prepaid expenses and other assets                                    0                   0
Net assets of Haven Federal Savings and
     Loan Association (notes 1 and 2)                                0                   0
                                                           -----------         -----------
          Total assets                                     $         0         $         0
                                                           ===========         ===========


Liabilities and Stockholders' (Deficit) Equity
----------------------------------------------

Accrued expenses and other liabilities                     $    23,890         $    23,890
Net liabilities of Haven Federal Savings
     and Loan Association (notes 1 and 2)                            0                   0
                                                           -----------         -----------
          Total liabilities                                     23,890              23,890

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

                                       PART I - FINANCIAL INFORMATION
                                       ------------------------------

	ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

	Consolidated Statements of Operations
                     (Unaudited)

                                     Three Months Ended Sept 30
                             -------------------------------------
                                   2007              2006
                                  ------            ------

Interest Income                         0                  0
Other income                            0                  0
                                ---------          ---------
     Total income                       0                  0

Expense
     Employee Compensation              0                  0
     Other                              0                  0
                                ---------          ---------

     Total expense                      0                  0

     Loss from discontinued
          operation (note 2)            0                  0
                                ---------          ---------
Net loss                        $       0                  0
                                =========          =========
Loss per share                  $    0.00          $    0.00
                                =========          =========

Dividend per share                    ---                ---
                                =========          =========

Weighted average number
   of shares outstanding       10,985,046         10,985,046
                               ==========         ==========



    See accompanying notes to consolidated financial statements

                                       PART I - FINANCIAL INFORMATION
                                       ------------------------------

             ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

              Consolidated Statements of Cash Flows
                          (Unaudited)

                                                          Three Months Ended Sept 30
                                                        ------------------------------
                                                               2007           2006
                                                             -------        -------
Cash flows from operating activities:

Net loss                                                   $        0     $        0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
   Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory capital            0              0
Decrease in prepaid expenses and other assets                       0              0
Decrease (increase) in net assets of
   Haven Federal                                                    0              0
(Decrease) in accrued expenses and other liabilities                0              0
(Decrease) Increase in net liabilities of
   Haven Federal                                                    0              0
Amortization of organization expenses                               0              0
                                                           ----------     ----------

Net cash provided (used) by operating activities                    0              0

Cash and cash equivalents, beginning of year                        0              0
                                                           ----------     ----------

Cash and cash equivalents, end of quarter                  $        0     $        0
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

Note 2. The net assets of Admiral include the former principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'). Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 2007 and 2006.



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

Comparison of Three Months Ended September 30. 2007 and 2006
------------------------------------------------------------

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


                                ADMIRAL FINANCIAL CORP.
                                (Registrant)




Date:   November 14, 2007       By: /s/ Wm. Lee Popham
                                    ---------------------------
                                    Wm. Lee Popham, President


Date:   November 14, 2007       By: /s/ Wm. Lee Popham
                                    ---------------------------
                                    Wm. Lee Popham, Principal Financial
                                    and Accounting Officer