Form 10-Q
period 2007-12-31
ADMIRAL FINANCIAL CORP
filed 2008-02-12
CIK 828530

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q
   (Mark One)
     [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2007

                                   OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ............ to ..............

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

               Yes  [X]                       No [ ]



                    Common Stock $.001 Par Value
       Outstanding Shares at December 31,  2007:  10,985,000

                                         PART I  -  FINANCIAL INFORMATION
                                         --------------------------------


                        ADMIRAL FINANCIAL CORP.
                             AND SUBSIDIARY

                      Consolidated Balance Sheets
                             (Dollars)

          Assets                                    December  31, 2007     June 30, 2007
          ------                                    ------------------   ----------------
                                                        (Unaudited)         (Unaudited)
Cash                                                    $         0         $         0
Prepaid expenses and other assets                                 0                   0
Net assets of Haven Federal Savings and
     Loan Association (notes 1 and 2)                             0                   0
                                                        -----------         -----------
          Total assets                                  $         0         $         0
                                                        ===========         ===========

   Liabilities and Stockholders' (Deficit) Equity
   ----------------------------------------------

Accrued expenses and other liabilities                  $    23,890         $    23,890
Net liabilities of Haven Federal Savings
  and Loan Association (notes 1 and 2)                            0                   0
                                                        -----------         -----------
          Total   liabilities                                23,890              23,890


Preferred stock, $.01 par value, Authorized
     6,000,000 shares, none outstanding

Common stock, $.001 par value,
     50,000,000 shares authorized,
     10,987,000 shares issued                                10,987              10,987
     Treasury stock, 1,954 and 1,954 shares, at cost              0                   0
Additional paid-in capital                                  680,710             680,710
Deficit                                                    (715,587)           (715,587)
                                                        -----------         -----------
     Total stockholders' (deficit) equity                   (23,890)            (23,890)
                                                        -----------         -----------
     Total liabilities and stockholders'
       (deficit) equity                                 $         0         $         0
                                                        ===========         ===========


      See accompanying notes to consolidated financial statements.

                                         PART I  -  FINANCIAL INFORMATION
                                         --------------------------------

                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Operations
                              (Unaudited)

                                   Three Months Ended Dec 31                Six Months Ended Dec 31
                              -------------------------------------   -----------------------------------
                                    2007                  2006              2007                2006
                                  -------               -------           -------             -------
Interest Income                         0                     0                 0                   0
Other income                            0                     0                 0                   0
                                  -------               -------           -------             -------
     Total income                       0                     0                 0                   0

Expense
  Employee Compensation                 0                     0                 0                   0
  Other                                 0                     0                 0                   0
                                  -------               -------           -------             -------
  Total expense                         0                     0                 0                   0

  Loss from discontinued
    operation (note  2)                 0                     0                 0                   0
                                  -------               -------           -------             -------
Net loss                      $         0                     0                 0                   0
                                  =======               =======           =======             =======

Loss per share                    $  0.00               $  0.00           $  0.00             $  0.00
                                  =======               =======           =======             =======

Dividend per share                  ---                    ---               ---                ---
                                  =======               =======           =======             =======

Weighted average number
   of shares outstanding       10,985,046            10,985,046         10,985,046         10,985,046
                               ==========            ==========         ==========         ==========





      See accompanying notes to consolidated financial statements

                                         PART I  -  FINANCIAL INFORMATION
                                         --------------------------------


                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                   Six Months Ended December 31
                                                   ----------------------------
                                                       2007            2006
                                                   ------------     -----------
Cash flows from operating activities:

Net loss                                           $          0     $         0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of
  Haven Federal after retroactive disallowance
   of agreed supervisory goodwill and regulatory
   capital                                                    0               0
Decrease in prepaid expenses and other assets                 0               0
Decrease (increase) in net assets of
   Haven Federal                                              0               0
(Decrease) in accrued expenses and other
   liabilities                                                0               0
(Decrease) Increase in net liabilities of
   Haven Federal                                              0               0
Amortization of organization expenses                         0               0
                                                   ------------     -----------

Net cash provided (used) by operating
  activities                                                  0               0

Cash and cash equivalents, beginning of year                  0               0
                                                   ------------     -----------

Cash and cash equivalents, end of quarter          $          0     $         0
                                                   ============     ===========



      See accompanying notes to consolidated financial statements

                                         PART I  -  FINANCIAL INFORMATION
                                         --------------------------------


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

Note 2.             Where applicable, the net assets of Admiral's
               principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2007 and 2006.



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

Comparison of Three Months Ended December 31. 2007 and 2006
-----------------------------------------------------------

     Admiral was inactive, and recorded no revenues or expenses during the period.

Comparison of Six Months Ended December 31. 2007 and 2006
---------------------------------------------------------

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


                                   ADMIRAL FINANCIAL CORP.
                                   (Registrant)


Date:     February 12, 2008        By:  /s/ Wm. Lee Popham
                                   ------------------------------
                                   Wm. Lee Popham, President


Date:     February 12, 2008             By:  /s/ Wm. Lee Popham
                                   ------------------------------
                                   Wm. Lee Popham, Principal
                                   Financial and Accounting Officer