Form 10-Q
period 2008-03-31
ADMIRAL FINANCIAL CORP
filed 2008-05-14
CIK 828530

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q
   (Mark One)
     [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2008
                                           --------------

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

                     Telephone Number: (305) 669-6117


   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]      NO [ ]

    Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]     Accelerated filer [ ]
     Non-accelerated filer   [ ]     Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

             APPLICABLE ONLY TO CORPORATE ISSUERS

                 Common Stock $.001 Par Value
       Outstanding Shares at March 31, 2008: 10,985,046

                                     PART I  -  FINANCIAL INFORMATION
                                     --------------------------------


                         ADMIRAL FINANCIAL CORP.
                              AND SUBSIDIARY

                       Consolidated Balance Sheets


                                                      March 31, 2008      June 30, 2007
                                                    ------------------   ----------------
                                                        (Unaudited)         (Unaudited)
          Assets
          ------
Cash                                                    $         0         $         0
Prepaid expenses and other assets                                 0                   0
Net assets of Haven Federal Savings and
     Loan Association (notes 1 and 2)                             0                   0
                                                        -----------         -----------
          Total assets                                  $         0         $         0
                                                        ===========         ===========

   Liabilities and Stockholders' (Deficit) Equity
   ----------------------------------------------

Accrued expenses and other liabilities                  $    23,890         $    23,890
Net liabilities of Haven Federal Savings
  and Loan Association (notes 1 and 2)                            0                   0
                                                        -----------         -----------
          Total liabilities                                  23,890              23,890


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
                                         --------------------------------

                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Operations
                              (Unaudited)

                                   Three Months Ended Mar 31              Nine Months Ended Mar 31
                              -------------------------------------   -----------------------------------
                                    2008                  2007              2008                2007
                                  -------               -------           -------             -------
Interest Income                         0                     0                 0                   0
Other income                            0                     0                 0                   0
                                  -------               -------           -------             -------
     Total income                       0                     0                 0                   0

Expense
  Employee Compensation                 0                     0                 0                   0
  Other                                 0                     0                 0                   0
                                  -------               -------           -------             -------
  Total expense                         0                     0                 0                   0

  Loss from discontinued
    operation (note  2)                 0                     0                 0                   0
                                  -------               -------           -------             -------
Net loss                      $         0                     0                 0                   0
                                  =======               =======           =======             =======

Loss per share                    $  0.00               $  0.00           $  0.00             $  0.00
                                  =======               =======           =======             =======

Dividend per share                  ---                    ---               ---                ---
                                  =======               =======           =======             =======

Weighted average number
   of shares outstanding       10,985,046            10,985,046         10,985,046         10,985,046
                               ==========            ==========         ==========         ==========





      See accompanying notes to consolidated financial statements

                                         PART I  -  FINANCIAL INFORMATION
                                         --------------------------------


                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                    Nine Months Ended March 31
                                                   ----------------------------
                                                       2008            2007
                                                   ------------     -----------
Cash flows from operating activities:

Net loss                                           $          0     $         0

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
                                           --------------------------------


                 ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                Notes to Consolidated Financial Statements


Note 1.        In the opinion of management, the
               accompanying consolidated financial statements contain all the adjustments necessary to present fairly the financial statements of Admiral
               Financial Corp. ('Admiral') and Subsidiary.

Note 2.        The net assets of Admiral's principal
               operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), were taken by the United States government on March 2, 1990. Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 2008 and June 30, 2007.


                                           PART I  -  FINANCIAL INFORMATION
                                           --------------------------------

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


Comparison of Three Months Ended March 31. 2008 and 2007
--------------------------------------------------------

     Admiral was inactive, and recorded no revenues or expenses during the period.


Comparison of Nine Months Ended March 31. 2008 and 2007
-------------------------------------------------------

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

                                ADMIRAL FINANCIAL CORP.
                                (Registrant)


Date:     May 14, 2008          By:  /s/ Wm. Lee Popham
                                   ------------------------------
                                   Wm. Lee Popham, President


Date:     May 14, 2008          By:  /s/ Wm. Lee Popham
                                   ------------------------------
                                   Wm. Lee Popham,
                                   Principal Financial
                                   and Accounting Officer