Form 10-K
period 2008-06-30
ADMIRAL FINANCIAL CORP
filed 2008-09-15
CIK 828530

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2008
                                  -------------

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ____________

                     Commission File Number 0-17214

                         ADMIRAL FINANCIAL CORP.
        ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       FLORIDA                                               59-2806414
------------------------                                -------------------
(State of incorporation)                                 (I.R.S.Employer
                                                        Identification No.)

7101 Southwest 67 Avenue
South Miami, Florida                                             33143
---------------------------------------                       ----------
(Address of principal executive office)                       (Zip Code)

   Registrant's telephone number, including area code:  305-669-6117
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

            Yes [X]                        No [ ]

       Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 15, 2008 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was NO BID.

Number of shares of common stock outstanding as of September 15, 2008, was 10,985,046.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not Applicable.


                               PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS.

       Admiral's common stock currently trades on the Over-The-
Counter Market (often referred to as the Pink Sheets) under the symbol ADFK.PK.

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

       The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.

                                                      Ask             Bid
                                                 -------------  --------------
                                                  High   Low     High     Low
                                                 ------ ------  ------  ------
       2007:
             First Quarter                        0.01  0.001   0.0001  N/A
             Second Quarter                       0.01  0.001   0.0001  N/A
             Third Quarter                        0.01  0.001   0.0001  N/A
             Fourth Quarter                       0.01  0.001   0.0001  N/A

       2008:
             First Quarter                        0.01  0.001   0.0001  N/A
             Second Quarter                       0.01  0.001   0.0001  N/A
             Third Quarter                        0.01  0.001   0.0001  N/A
             Fourth Quarter                       0.01  0.001   0.0001  N/A

       As of June 30, 2008, there were 497 stockholders of record.

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

       Admiral was formed in 1987 for the purpose of effecting a Contributed Property Exchange Offer and Merger and had no prior operating history. Admiral's acquisition occurred as of June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2008. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2008, 2007, 2006, 2005, and 2004.
Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

                                                      Year ended June 30,
                                        --------------------------------------------
                                             2008    2007    2006     2005    2004
                                           -------  ------  ------   ------  ------
                                        (Dollars in thousands except per share data)

Admiral income                          $        0       0       0        0       0
Haven:
Interest income                                  -       -       -        -       -
Interest expense                                 -       -       -        -       -
                                           -------  ------  ------   ------  ------
         Net interest income
         before provision
         for loan losses
         (expense)                               0       0       0        0       0

Provision for loan losses                        -       -       -        -       -
                                           -------  ------  ------   ------  ------
         Net interest income
         (expense) after
         provision for
         loan losses                             0       0       0        0       0

         Loss before extraordinary
         item and cumulative effect
         of change in accounting
         principle                               0       0       0        0       0
Extraordinary item                               -       -       -        -       -
Cumulative effect of change in
         accounting principle                    -       -       -        -       -
                                           -------  ------  ------   ------  ------
                  Net earnings (loss)     $      0       0       0        0       0
                                           =======  ====== =======   ======  ======

Earnings (loss) per share                 $   0.00    0.00    0.00     0.00    0.00

                                                      Year ended June 30,
                                        --------------------------------------------
                                             2008    2007    2006     2005    2004
                                           -------  ------  ------   ------  ------
                                        (Dollars in thousands except per share data)

Net assets of Haven                       $      -       -       -        -       -
Total assets                                     0       0       0        0       0
Net liabilities of Haven                         -       -       -        -       -
Total liabilities                               24      24      24       24      24
Total stockholders' equity (deficit)           (24)    (24)             (24)    (24)    (24)
Book value (deficit) per common share         (.00)   (.00)            (.00)   (.00)   (.00)
Number of offices of Admiral                     1       1       1        1       1

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

       Admiral was formed in 1987 and has had no operations since
1990.  Admiral has been inactive since 1990.


Comparison of Years Ended June 30, 2008 and 2007
------------------------------------------------

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


ITEM 9.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth, as of June 30, 2008, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

                                                       Officer
                                                       And/or
                                                       Director
Name               Age     Position                    Since
----               ---     ------------------------    --------

Wm. Lee Popham     57      Chairman of the Board,      1987
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



ITEM 11. EXECUTIVE COMPENSATION

Cash Compensation
-----------------

       The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 2008.

                                       Annual Compensation Awards
          Name and               --------------------------------------
      Principal Position         Year       Salary       Bonus   Other
      ------------------         ----       ------       -----   -----

      Wm. Lee Popham             2008      $  ---         ---     ---
      Chairman and President     2007         ---         ---     ---
      Chief Executive Officer    2006         ---         ---     ---

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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

       The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 2008 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

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


Page

----

(a.)1. Admiral Financial Corp.:

       Statement Regarding Sec. 210.3-11 of Regulation S-K
F-1

       Consolidated Balance Sheets as of June 30, 2008 and 2007
F-2

       Consolidated Statement of Operations for the three years
             ended June 30, 2008
F-3

       Consolidated Statement of Stockholders' (Deficit) Equity
             for the three years ended June 30, 2008
F-4

       Consolidated Statement of Cash Flows for the three years
             ended June 30, 2008
F-5

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

(11) Not applicable.

(12) Not applicable.

(13) Not applicable.

(16) Not applicable.

(18) Not applicable.

(21) Not applicable.

(22) Not applicable.

(23) Not applicable.

(24) Not applicable.

(27) Financial Data Schedule attached.

(28) Not applicable.

(99) Not applicable.

(b.) Admiral filed no reports on Form 8-K during the fiscal year ended June 30, 2008.

(c.) The exhibits required by Item 601 of Regulation S-K are included in (a)(3) above.

                             SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   ADMIRAL FINANCIAL CORP.



                                   By:   /s/ Wm. Lee Popham
                                      -------------------------------
                                      Wm. Lee Popham, President,
Date: September 15, 2008                Chief Executive Officer
                                        And Chief Financial
Officer



       Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                    Date
     ---------                   -----                    ----

/s/ Wm. Lee Popham
-----------------------------    Chairman of the Board    September 15, 2008
Wm. Lee Popham                   Of Directors, Chief
Chairman and President           Executive Officer,
Principal Executive Officer      President, and
Principal Financial Officer      Chief Financial Officer

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

                                                  June 30, 2008       June 30, 2007
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

                        ADMIRAL FINANCIAL CORP.
                            AND SUBSIDIARY

                Consolidated Statements of Operations
                             (Unaudited)

                                                     Years Ended June 30,
                                            -----------------------------------------
                                               2008            2007           2006
                                            -----------    -----------    -----------
REVENUES:

Interest Income                             $         0    $         0    $         0
Other income                                        ---            ---            ---
                                            -----------    -----------    -----------
     Total income                                     0              0              0


EXPENSES:

Employee Compensation                               ---            ---            ---
Other Expense                                         0              0              0
                                            -----------    -----------    -----------
     Total expense                                    0              0              0


Loss from discontinued operation (note 2)             0              0              0
                                            -----------    -----------    -----------
Net loss                                    $         0    $         0    $         0
                                            ===========    ===========    ===========

Loss per share                              $      0.00    $      0.00           0.00
                                            ===========    ===========    ===========

Dividend per share                                  ---            ---            ---
                                            ===========    ===========    ===========

Weighted average number
of shares outstanding                        10,985,046     10,985,046     10,985,046
                                            ===========    ===========    ===========












      See accompanying notes to consolidated financial statements

                        ADMIRAL FINANCIAL CORP.
                             AND SUBSIDIARY

      Consolidated Statement of Stockholders' (Deficit) Equity

                     For the years ended June 30, 2008


                                         Common Stock
                                     Issued and Outstanding      Additional      Retained
                                   -------------------------      Paid-In        Earnings
                                     Shares         Amount        Capital        (Deficit)
                                   ----------    -----------    -----------    -----------
Balance at June 30, 1988           10,985,046    $    10,987    $   680,710    $         -

   Net loss for the year                                   -              -    (13,813,316)
                                   ----------    -----------    -----------    -----------

Balance at June 30, 1989           10,985,046         10,987        680,710    (13,813,316)

   Confiscation of Subsidiary
   Net Assets and Liabilities                              -              -     13,238,189

   Net loss for the year                                   -              -        (79,030)
                                   ----------    -----------    -----------    -----------

Balance at June 30, 1990           10,985,046    $    10,987    $   680,710    $  (654,157)

   Net loss for the year                                                           (21,043)
                                   ----------    -----------    -----------    -----------

Balance at June 30, 1991           10,985,046    $    10,987    $   680,710    $  (675,200)

    Net loss for the year                                                         (20,194)
                                   ----------    -----------    -----------    -----------

Balance at June 30, 1992           10,985,046    $    10,987    $   680,710    $  (695,394)

    Net loss for the year                                                         (20,193)
                                   ----------    -----------    -----------    -----------

Balance at June 30, 1993, 1994,
 1995, 1996, 1997 , 1998,
 1999, 2000, 2001, 2002, 2003
 2004, 2005, 2006, 2007 and 2008   10,985,046    $    10,987    $   680,710    $  (715,587)
                                   ==========    ===========    ===========    ===========



     See accompanying notes to consolidated financial statements.

                ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                Year Ended June 30
                                                           ---------------------------
                                                             2008       2007      2006
                                                           -------    -------   -------
Cash flows from operating activities:

Net loss                                                   $     0    $     0   $     0

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

(1)  Organization and Regulatory Matters
     -----------------------------------

Admiral Financial Corp. ("Admiral") is inactive.


(2)  Summary of Significant Accounting Policies
     ------------------------------------------

(a)  Basis of Presentation
     ---------------------

The accompanying balance sheets as of June 30, 2008 and 2007, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.


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


(4)  Income Taxes
     ------------

At June 30, 2008 and 2007, the Company has estimated net operating loss carryforwards of approximately $0 and $0 respectively, for Federal income tax purposes, and $0 and $0, respectively, for state income tax purposes to offset future taxable income. All tax loss carry-forwards expired as follows:

                                        Year ending
                                         June 30,          Federal             State
                                        -----------      ------------      -------------
                                           1990          $  2,348,000      $   2,304,000
                                           1991             2,984,000          2,941,000
                                           1992             5,360,000          5,230,000
                                           2001             1,549,000          1,537,000
                                           2002             1,288,000          1,288,000
                                           2004             7,468,000          7,128,000
                                                         ------------      -------------
Net operating loss
  carryforwards, June 30, 1989:                            20,997,000         20,428,000
  Less: 1990 Expirations                                   (2,348,000)        (2,304,000)
                                           2005                79,000             79,000
                                                         ------------      -------------
Net operating loss
  carryforwards, June 30, 1990:                            18,728,000         18,203,000
  Less: 1991 Expirations                                   (2,984,000)        (2,941,000)
                                           2006                21,000             21,000
                                                         ------------      -------------
Net operating loss
  carryforwards, June 30, 1991                             15,765,000         15,283,000
  Less: 1992 Expirations                                   (5,360,000)        (5,230,000)
                                           2007                21,000             21,000
                                                         ------------      -------------
Net operating loss
  carryforwards, June 30, 1992                           $ 10,426,000      $  10,074,000
                                           2008                21,000             21,000
                                                         ------------      -------------
Net operating loss
  carryforwards, June 30,
  1993, 1994, 1995, 1996, 1997,
  1998, 1999, 2000, 2001, 2002,
  2003 and 2004                                          $ 10,447,000      $  10,095,000
  Less: Expirations through 2006                           10,305,000          9,953,000
                                                         ------------      -------------
Net operating loss carryforwards,
  June 30, 2005, 2006, 2007 and 2008                     $    142,000      $     142,000
                                                         ============      =============

The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 2008, 2007, 2006, 2005,
2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995,
1994, 1993, 1992, 1991 and 1990.

The net operating loss carryforwards expiring through 1988 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 2008 and 2007, such purchased loss carryforwards remaining amounted to approximately $0 and $0, respectively.


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