Form 10-Q
period 2008-09-30
ADMIRAL FINANCIAL CORP
filed 2008-11-07
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-17214

______________________

ADMIRAL FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

______________________

FLORIDA	59-2806414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7101 Southwest 67 Avenue, South Miami, Florida 33143

(Address of principal executive offices, including zip code)

(305) 669-6117

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $.001 Par Value

Outstanding Shares at September 30, 2008: 10,985,000

PART I  -  FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

($Dollars)

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total assets	$0	$0

Liabilities and Stockholders (Deficit) Equity

Accrued expenses and other current liabilities	23,890	23,890
Net liabilities of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total liabilities	23,890	23,890

Preferred stock, $.01 par value, Authorized
6,000,000 shares; none outstanding
Common stock, $.001 par value,
50,000,000 shares authorized
10,987,000 shares issued	10,987	10,987
Treasury stock, 1,954 and 1,954 shares; at cost	0	0
Additional paid-in capital	680,710	680,710
Deficit	(715,587)	(715,587)
Total stockholders' (deficit) equity	23,890	(23,890)
Total liabilities and stockholders' (deficit) equity	$0	$0

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Income:
Interest income	$0	$0
Other, net	0	0
Total income	0	0

Expenses:
Employee Compensation	0	0
Other	0	0
Total expenses	0	0

Loss from discontinued operation (note 2)	0	0
Net loss	$0	$0

Loss per share	$0.00	$0.00
Dividend per share	$0	$0

Weighted average number of shares outstanding:	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

PART I - FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$0	$0
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance of agreed supervisory goodwill and regulatory capital	0	0
Decrease in pre-paid expenses and other assets	0	0
Decrease (increase) in net assets of Haven Federal	0	0
(Decrease) in accrued expenses and other liabilities	0	0
(Decrease) Increase in net liabilities of Haven Federal	0	0
Amortization of organization expenses	0	0
Net cash provided (used) by operating activities	0	0

Cash and cash equivalents, at beginning of year	0	0

Cash and cash equivalents, at end of quarter	$0	$0

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

Note 2.

The net assets of Admiral include the former principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven').  Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 2008 and 2007.

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

No officer or director of Admiral is paid any type of compensation by Admiral and presently, there are no arrangements or anticipated arrangements to pay any type of compensation to any officer or director in the near future. Admiral expects that it will meet its cash requirements until such time as a Recapitalization occurs. However, in the event Admiral depletes its present cash reserves, or in the event that Admiral management ceases to perform it’s duties on a non-compensatory basis, Admiral may cease operations and a Recapitalization may not occur. There are no agreements or understandings of any kind with respect to any loans from officers or directors of Admiral on the Company’s behalf.

This discussion may contain statements regarding future financial performance and results.  The realization of outcomes consistent with these forward-looking statements is subject to numerous risks and uncertainties to the Company including, but not limited to, the availability of equity capital and financing sources, the availability of attractive acquisition opportunities once such new equity capital and financing is secured (if at all), the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company’s ability to grow internally through expansion of services and customer bases without significant increases in overhead, seasonality, cyclicality, and other risk factors.

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

Comparison of Three Months Ended September 30. 2008 and 2007

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date:November 6, 2008	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date:November 6, 2008	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer