Form 10-Q
period 2008-12-31
ADMIRAL FINANCIAL CORP
filed 2009-02-17
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Outstanding Shares at December 31, 2008: 10,985,000

PART I  -  FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars)

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Unaudited)
Assets
Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total assets	$0	$0

Liabilities and Stockholders (Deficit) Equity

Accrued expenses and other liabilities	23,890	23,890
Net liabilities of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total liabilities	23,890	23,890

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

PART I - FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Three Months Ended
	December 31,		September 30,
	2008	2007	2008	2007

Interest income	$0	$0	$0	$0
Other, net	0	0	0	0
Total income	0	0	0	0

Expense
Employee Compensation	0	0	0	0
Other	0	0	0	0
Total expense	0	0	0	0

Loss from discontinued operation (note 2)	0	0	0	0
Net loss	$0	$0	$0	$0

Loss per share	$0.00	$0.00	$0.00	$0.00
Dividend per share	$0	$0	$0	$0

Weighted average number of shares outstanding:	10,985,046	10,985,046	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

PART I - FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
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

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2008 and 2007.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 13, 2009	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 13, 2009	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer