Form 10-Q
period 2009-03-31
ADMIRAL FINANCIAL CORP
filed 2009-05-13
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-17214

ADMIRAL FINANCIAL CORP.

(ADFK.PK)

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

Outstanding Shares at March 31, 2009: 10,987,000

PART I  -  FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

($Thousands)

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Assets
Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total assets	$0	$0

Liabilities and Stockholders (Deficit) Equity

Accrued expenses and other liabilities	24	24
Net liabilities of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total liabilities	24	24

Preferred stock, $.01 par value, Authorized
6,000,000 shares; none outstanding
Common stock, $.001 par value,
50,000,000 shares authorized
10,987,000 shares issued	11	11
Treasury stock, 1,954 and 1,954 shares; at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)
Total stockholders' (deficit) equity	(24)	(24)
Total liabilities and stockholders' (deficit) equity	$0	$0

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Interest income	$0	$0	$0	$0
Other, net	0	0	0	0
Total income	0	0	0	0

Expense
Employee Compensation	0	0	0	0
Other	0	0	0	0
Total expense	0	0	0	0

Loss from discontinued operation (note 2)	0	0	0	0
Net loss	$0	$0	$0	$0

Loss per share	$0.00	$0.00	$0.00	$0.00
Dividend per share	$0	$0	$0	$0

Weighted average number of shares outstanding:	10,985,046	10,985,046	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

PART I - FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$0	$0
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance of agreed supervisory goodwill and regulatory capital	0	0
Decrease in pre-paid expenses and other assets	0	0
Decrease (increase) in net assets of Haven Federal	0	0
(Decrease) in accrued expenses and other liabilities	0	0
(Decrease) Increase in net liabilities of Haven Federal	0	0
Amortization of organization expenses	0	0
Net cash provided (used) by operating activities	0	0

Cash and cash equivalents, at beginning of year	0	0

Cash and cash equivalents, at end of quarter	$0	$0

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

Note 2.

The net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 2009 and 2008.

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

No officer or director of Admiral is paid any type of compensation by Admiral and presently, there are no arrangements or anticipated arrangements to pay any type of compensation to any officer or director in the near future. Admiral expects that it will meet its cash requirements until such time as a Recapitalization occurs. However, in the event Admiral depletes its present cash reserves, or in the event that Admiral management ceases to perform it’s duties on a non-compensatory basis, Admiral may cease operations and a Recapitalization may not occur. There are no agreements or understandings with respect to any loans from officers or directors of Admiral on the Company’s behalf.

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

Comparison of Three Months Ended March 31. 2009 and 2008

Admiral was inactive, and recorded no revenues or expenses during the period.

Comparison of Nine Months Ended March 31. 2009 and 2008

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: May 12, 2009	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: May 12, 2009	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer