Form 10-K
period 2009-06-30
ADMIRAL FINANCIAL CORP
filed 2009-09-28
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ADMIRAL FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

———————

FLORIDA	0-17214	59-2806414
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

7101 Southwest 67 Avenue, South Miami, Florida  33143

(Address of Principal Executive Office) (Zip Code)

305-669-6117

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	X	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files).		Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 15, 2008 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was NO BID.

Number of shares of common stock outstanding as of September 15, 2009, was 10,985,046.

DOCUMENTS INCORPORATED BY REFERENCE

None

ADMIRAL FINANCIAL CORP.

FORM 10-K

TABLE OF CONTENTS

Page

PART I

Item 1.      Business.

1

Item 2.      Properties.

1

Item 3.      Legal Proceedings.

1

Item 4.      Submission of Matters to a Vote of Security Holders.

1

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities.

2

Item 6.      Selected Financial Data.

3

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

4

Item 8.      Financial Statements and Supplementary Data.

4

Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

4

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

5

Item 11.    Executive Compensation.

5

Item 12.    Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

6

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

7

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

8

i

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

Item 4.

Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The following table sets forth, for the periods indicated, the high and low sales prices as reported on the OTC Bulletin Board.

	Ask		Bid
	High	Low	High	Low
2008:
First Quarter	0.01	0.001	0.0001	N/A
Second Quarter	0.01	0.001	0.0001	N/A
Third Quarter	0.01	0.001	0.0001	N/A
Fourth Quarter	0.01	0.001	0.0001	N/A

2009:
First Quarter	0.0001	0.0001	0.0001	N/A
Second Quarter	0.0001	0.0001	0.0001	N/A
Third Quarter	0.0001	0.0001	0.0001	N/A
Fourth Quarter	0.0001	0.0001	0.0001	N/A

As of June 30, 2009, there were 497 stockholders of record.

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

Item 6.

Selected Financial Data.

Admiral was formed in 1987 for the purpose of effecting a Contributed Property Exchange Offer and Merger and had no prior operating history. Admiral's acquisition occurred as of June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2008. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2009, 2008, 2007, 2006, and 2005. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

	Year ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share data)

Admiral income	$0	0	0	0	0
Haven:
Interest income	—	—	—	—	—
Interest expense	—	—	—	—	—

Net interest income before provision for loan losses (expense)	0	0	0	0	0

Provision for loan losses	—	—	—	—	—

Net interest income (expense) after provision for loan losses	0	0	0	0	0

Loss before extraordinary item and cumulative effect of change in accounting principle	0	0	0	0	0
Extraordinary item	—	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	—
Net earnings (loss)	$0	0	0	0	0

Earnings (loss) per share	$0.00	0.00	0.00	0.00	0.00

	Year ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share data)

Net assets of Haven	$—	—	—	—	—
Total assets	0	0	0	0	0
Net liabilities of Haven	—	—	—	—	—
Total liabilities	24	24	24	24	24
Total stockholders' equity (deficit)	(24)	(24)	(24)	(24)	(24)
Book value (deficit) per common share	(.00)	(.00)	(.00)	(.00)	(.00)
Number of offices of Admiral	1	1	1	1	1

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Admiral was formed in 1987 and has had no operations since 1990. Admiral has been inactive since 1990.

Comparison of Years Ended June 30, 2009 and 2008

Admiral was inactive, and recorded no revenues or expenses during either period.

Comparison of Years Ended June 30, 2008 and 2007

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

Item 8.

Financial Statements and Supplementary Data.

The financial statements and schedules listed in Item 14 hereof and included in this report on Pages F-1 through F-8 are incorporated herein by reference.

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of June 30, 2009, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

Name	Age	Position	Officer And/or Director Since

Wm. Lee Popham	58	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer	1987

Certain background information for the director is set forth below.

WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He has also been an independent corporate planning and acquisition consultant since 1996, as well as the Sr. Vice President - Finance of IES Daniel Electrical Contractors, Inc., Miami, Florida, (a wholly-owned electrical contractor subsidiary of Integrated Electrical Services, Inc., Houston, Texas, -IESC)from 1997 to 2006; a Senior Sales Associate with Jeanne Baker Realty, Inc., Miami, Florida, since 2002, and Business Manager - Design Practice with AECOM Design, Los Angeles, CA since April 2006. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a Partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc.(AMEX-RVR), Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares were traded on the American Stock Exchange until its sale to Budget Group, Inc.(NYSE-BD), from 1984 until 1991.

Item 11.

Executive Compensation.

Cash Compensation

The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral and/or Haven whose total cash compensation exceeded $100,000 during the year ended June 30, 2009.

	Annual Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other

Wm. Lee Popham	2009	$ —	—	—
Chairman and President	2008	—	—	—
Chief Executive Officer	2007	—	—	—

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

In prior years, Haven employees were covered under a non- contributory trusteed pension plan, which was replaced by a contributory Section 401(k) plan for Admiral and Haven employees on March 31, 1989. Employees were permitted to contribute amounts up to 6% of their annual salary to this plan, with the employer providing matching contributions at a rate of 50% of such employee's contributions (to a maximum of 3% of such employee's salary), together with a discretionary contribution amount not exceeding 1% of covered compensation. No payments have been required to be paid during the periods covered by this Report on Form 10K.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Name and Address of Beneficial Owner	Beneficial Ownership	Common Stock

Wm. Lee Popham (l) 7101 Southwest 67 Avenue South Miami, Florida 33143	1,923,684	17.51%

Ti-Aun Plantations, N.V. Suite 600 600 Brickell Avenue Miami, Florida 33131	889,007	8.09%

David C. Popham (2) 3166 Commodore Plaza Coconut Grove, Florida 33133	668,651	6.09%

All directors and executive officers as a group (1 person)	1,923,684	17.51%

———————

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a.)1.

Admiral Financial Corp.:

ADMIRAL FINANCIAL CORP. INDEX
Page

Statement Regarding Sec. 210.3-11 of Regulation S-K	F-1

Consolidated Balance Sheets as of June 30, 2009 and 2008	F-2

Consolidated Statement of Operations for the three years
ended June 30, 2009	F-3

Consolidated Statement of Stockholders' (Deficit) Equity
for the three years ended June 30, 2009	F-4

Consolidated Statement of Cash Flows for the three years
ended June 30, 2009	F-5

Notes to Consolidated Financial Statements	F-6

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

(10)

Admiral hereby incorporates by reference the sections entitled Appendix A - Agreement and Plan of Reorganization, as amended, dated October 26, 1987, and related Agreement and Plan of Merger, as amended and Contributed Property Exchange Offer contained in Haven’s Prospectus/Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with Haven’s special meeting held on June 3, 1988.

(31)

31.1

Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)

32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2009

ADMIRAL FINANCIAL CORP.

By:	/s/ Wm. Lee Popham
Wm. Lee Popham
President, Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Lee Popham	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)	September 25, 2009
Wm. Lee Popham

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

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

(Amounts in Thousands)

	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Assets

Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (note 2)	0	0

Total assets	$0	$0

Liabilities and Stockholders' (Deficit) Equity

Accrued expenses and other liabilities	$24	$24
Net liabilities of Haven Federal Savings and Loan Association (note 2)	0	0

Total liabilities	24	24

Preferred stock, $.01 par value. Authorized 6,000,000 shares, none outstanding
Common stock, $.001 par value, 50,000,000 shares authorized 10,987,000 shares issued	11	11
Treasury stock, 1,954 and 1,954 shares, at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)

Total stockholders' (deficit) equity	(24)	(24)

Total liabilities and stockholders' (deficit) equity	$0	$0

See accompanying notes to consolidated financial statements.

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Years Ended June 30,
	2009	2008	2007

REVENUES:

Interest Income	$0	$0	$0
Other income	—	—	—
Total income	0	0	0

EXPENSES:

Employee Compensation	—	—	—
Other Expense	0	0	0
Total expense	0	0	0

Loss from discontinued operation (note 2)	0	0	0
Net loss	$0	$0	$0

Loss per share	$0.00	$0.00	$0.00

Dividend per share	—	—	—

Weighted average number of shares outstanding	10,985,046	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Statement of Stockholders' (Deficit) Equity

For the years ended June 30, 2009

	Common Stock Issued and Outstanding		Additional Paid-In Capital	Retained Earnings (Deficit)
	Shares	Amount

Balance at June 30, 1988	10,985,046	$11	$681	$—

Net loss for the year		—	—	(13,813)

Balance at June 30, 1989	10,985,046	11	681	(13,813)

Confiscation of Subsidiary
Net Assets and Liabilities		—	—	13,238

Net loss for the year		—	—	(79)

Balance at June 30, 1990	10,985,046	$11	$681	$(654)

Net loss for the year				(21)

Balance at June 30, 1991	10,985,046	$11	$681	$(675)

Net loss for the year				(20)

Balance at June 30, 1992	10,985,046	$11	$681	$(695)

Net loss for the year				(20)

Balance at June 30, 1993, 1994, 1995, 1996, 1997 , 1998, 1999, 2000, 2001, 2002, 2003 2004, 2005, 2006, 2007, 2008 And 2009	10,985,046	$11	$681	$(716)

See accompanying notes to consolidated financial statements.

ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Year Ended June 30,
	2009	2008	2007

Cash flows from operating activities:

Net loss	$0	$0	$0

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance of agreed supervisory goodwill and regulatory capital

Decrease in prepaid expenses and other assets

Decrease (increase) in net assets of Haven Federal

(Decrease) in accrued expenses and other liabilities

(Decrease) Increase in net liabilities of Haven Federal

Amortization of organization expenses	0	0	0

Net cash provided (used) by operating activities	0	0	0

Cash and cash equivalents, beginning of year	0	0	0

Cash and cash equivalents, end of year	$0	$0	$0

See accompanying notes to consolidated financial statements

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Organization and Regulatory Matters

Admiral Financial Corp. ("Admiral") is inactive.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying balance sheets as of June 30, 2009 and 2008, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.

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

(4) Income Taxes

At June 30, 2009 and 2008, the Company has estimated net operating loss carryforwards of approximately $0 and $0 respectively, for Federal income tax purposes, and $0 and $0, respectively, for state income tax purposes to offset future taxable income. All tax loss carry-forwards expired as follows:

	Year ending June 30,	Federal	State

	1990	$2,348,000	$2,304,000
	1991	2,984,000	2,941,000
	1992	5,360,000	5,230,000
	2001	1,549,000	1,537,000
	2002	1,288,000	1,288,000
	2004	7,468,000	7,128,000

Net operating loss carryforwards, June 30, 1989:		20,997,000	20,428,000
Less: 1990 Expirations		(2,348,000)	(2,304,000)
	2005	79,000	79,000

Net operating loss carryforwards, June 30, 1990:		18,728,000	18,203,000
Less: 1991 Expirations		(2,984,000)	(2,941,000)
	2006	21,000	21,000

Net operating loss carryforwards, June 30, 1991		15,765,000	15,283,000
Less: 1992 Expirations		(5,360,000)	(5,230,000)
	2007	21,000	21,000

Net operating loss carryforwards, June 30, 1992		$10,426,000	$10,074,000
	2008	21,000	21,000

Net operating loss carryforwards, June 30, 1993, 1994, 1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002, 2003 and 2004		$10,447,000	$10,095,000
Less: Expirations through 2006		10,305,000	9,953,000

Net operating loss carryforwards, June 30, 2005, 2006, 2007, 2008 And 2009		$142,000	$142,000

The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 2009, 2008, 2007, 2006, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991 and 1990.

The net operating loss carryforwards expiring through 1988 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 2009 and 2008, such purchased loss carryforwards remaining amounted to approximately $0 and $0, respectively.

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