Form 10-Q
period 2009-09-30
ADMIRAL FINANCIAL CORP
filed 2009-11-13
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Outstanding Shares at September 30, 2009: 10,985,000

PART I  -  FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

($000s)

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total assets	$0	$0

Liabilities and Stockholders (Deficit) Equity

Accrued expenses and other current liabilities	24	24
Net liabilities of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total liabilities	24	24

Preferred stock, $.01 par value, Authorized
6,000,000 shares; none outstanding
Common stock, $.001 par value,
50,000,000 shares authorized
10,987,000 shares issued	11	11
Treasury stock, 1,954 and 1,954 shares; at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)
Total stockholders' (deficit) equity	24	24
Total liabilities and stockholders' (deficit) equity	$0	$0

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Income:
Interest income	$0	$0
Other, net	0	0
Total income	0	0

Expenses:
Employee Compensation	0	0
Other	0	0
Total expenses	0	0

Loss from discontinued operation (note 2)	0	0
Net loss	$0	$0

Loss per share	$0.00	$0.00
Dividend per share	$0	$0

Weighted average number of shares outstanding:	10,985,046	10,985,046

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

Note 2.

The net assets of Admiral include the former principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven').  Therefore, where applicable, Haven's net assets and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month period ended September 30, 2009 and 2008.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: November 13, 2009	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: November 13, 2009	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer