Form 10-Q
period 2009-12-31
ADMIRAL FINANCIAL CORP
filed 2010-02-16
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Outstanding Shares at December 31, 2009: 10,985,000

PART I  -  FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars)

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Unaudited)
Assets
Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total assets	$0	$0

Liabilities and Stockholders (Deficit) Equity

Accrued expenses and other liabilities	23,890	23,890
Net liabilities of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total liabilities	23,890	23,890

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

PART I - FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Interest income	$0	$0	$0	$0
Other, net	0	0	0	0
Total income	0	0	0	0

Expense
Employee Compensation	0	0	0	0
Other	0	0	0	0
Total expense	0	0	0	0

Loss from discontinued operation (note 2)	0	0	0	0
Net loss	$0	$0	$0	$0

Loss per share	$0.00	$0.00	$0.00	$0.00
Dividend per share	$0	$0	$0	$0

Weighted average number of shares outstanding:	10,985,046	10,985,046	10,985,046	10,985,046

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

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2009 and 2008.

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

Item 6

Exhibits and Reports on Form 8-k

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 11, 2010	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 11, 2010	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer