Form 10-K
period 2010-06-30
ADMIRAL FINANCIAL CORP
filed 2010-09-28
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2010
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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 15, 2010 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was NO BID.

Number of shares of common stock outstanding as of September 15, 2010, was 10,985,046.

DOCUMENTS INCORPORATED BY REFERENCE

None

ADMIRAL FINANCIAL CORP.

FORM 10-K

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

Item 3.

Legal Proceedings.

On August 5, 1993, Admiral filed a Complaint against the United States of America in the United States Court of Federal Claims, arising in part out of contractual promises made to Admiral by the United States' Government, acting through the Federal Home Loan Bank Board ("FHLBB") and the Federal Savings and Loan Insurance Corporation ("FSLIC") pursuant to their statutory supervisory authority over federally insured savings and loan institutions and savings banks (hereinafter referred to a "thrifts" or "thrift institutions"), and in part out of takings of property by the FHLBB and FSLIC in the course of exercising that authority. On October 16, 2002, the Court granted the Admiral Motion for Summary Judgment in part, by finding that the United States Government liable for damages for breach of contract, pending the taking of testimony regarding a possible prior material breach by Admiral. A trial was conducted during December 2002, and testimony was taken regarding the value of the assets originally contributed by Admiral, and the Government's arguments regarding Admiral's prior material breach were heard by the Court. On August 1, 2003, the Court held in favor of the United States Government, stating that Admiral had committed a prior material breach when the Company did not meet the minimum capital requirement at March 31, 1989, despite the fact that FIRREA was enacted (on August 9, 1989) prior to the end of Admiral's "cure period" (October 16, 1989), thereby making such a cure impossible to perform. Admiral appealed, and the finding of the Court of Federal Claims was affirmed in August 2004. Admiral did not pursue this litigation any further.

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
2009:
First Quarter	0.01	0.001	0.0001	N/A
Second Quarter	0.01	0.001	0.0001	N/A
Third Quarter	0.01	0.001	0.0001	N/A
Fourth Quarter	0.01	0.001	0.0001	N/A

2010:
First Quarter	0.0001	0.0001	0.0001	N/A
Second Quarter	0.0001	0.0001	0.0001	N/A
Third Quarter	0.0001	0.0001	0.0001	N/A
Fourth Quarter	0.0001	0.0001	0.0001	N/A

As of June 30, 2010, there were 497 stockholders of record.

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

Item 6.

Selected Financial Data.

Admiral was formed in 1987 for the purpose of effecting a Contributed Property Exchange Offer and Merger and had no prior operating history. Admiral's acquisition occurred as of June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2008. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2010, 2009, 2008, 2007, and 2006. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

	Year ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands except per share data)

Admiral income	$0	0	0	0	0
Haven:
Interest income	-	-	-	-	-
Interest expense	-	-	-	-	-

Net interest income before provision for loan losses (expense)	0	0	0	0	0

Provision for loan losses	-	-	-	-	-

Net interest income (expense) after provision for loan losses	0	0	0	0	0

Loss before extraordinary item and cumulative effect of change in accounting principle	0	0	0	0	0
Extraordinary item	-	-	-	-	-
Cumulative effect of change in accounting principle	-	-	-	-	-
Net earnings (loss)	$0	0	0	0	0

Earnings (loss) per share	$0.00	0.00	0.00	0.00	0.00

	Year ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands except per share data)

Net assets of Haven	$-	-	-	-	-
Total assets	0	0	0	0	0
Net liabilities of Haven	-	-	-	-	-
Total liabilities	24	24	24	24	24
Total stockholders' equity (deficit)	(24)	(24)	(24)	(24)	(24)
Book value (deficit) per common share	(.00)	(.00)	(.00)	(.00)	(.00)
Number of offices of Admiral	1	1	1	1	1

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Admiral was formed in 1987 and has had no operations since 1990. Admiral has been inactive since 1990.

Comparison of Years Ended June 30, 2010 and 2009

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

Not Applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of June 30, 2010, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

Name	Age	Position	Officer And/or Director Since

Wm. Lee Popham	59	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer	1987

Certain background information for the director is set forth below.

WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He has also been an independent corporate planning and acquisition consultant since 1996, as well as the Sr. Vice President - Finance of IES Daniel Electrical Contractors, Inc., Miami, Florida, (a wholly-owned electrical contractor subsidiary of Integrated Electrical Services, Inc., Houston, Texas, -IESC)from 1997 to 2006; a Senior Sales Associate with Jeanne Baker Realty, Inc., Miami, Florida, since 2002, and Vice President – Regional Finance Director with AECOM Technology Corp., Los Angeles, CA since April 2006. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a Partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc.(AMEX-RVR), Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares were traded on the American Stock Exchange until its sale to Budget Group, Inc.(NYSE-BD), from 1984 until 1991.

Item 11.

Executive Compensation.

Cash Compensation

The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral whose total cash compensation exceeded $100,000 during the year ended June 30, 2010.

	Annual Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other

Wm. Lee Popham	2009	$ -	-	-
Chairman and President	2008	-	-	-
Chief Executive Officer	2007	-	-	-

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 2010 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a.)1.

Admiral Financial Corp.:

ADMIRAL FINANCIAL CORP. INDEX
Page

Statement Regarding Sec. 210.3-11 of Regulation S-K	F-1

Consolidated Balance Sheets as of June 30, 2010 and 2009	F-2

Consolidated Statement of Operations for the three years
ended June 30, 2010	F-3

Consolidated Statement of Stockholders' (Deficit) Equity
for the three years ended June 30, 2010	F-4

Consolidated Statement of Cash Flows for the three years
ended June 30, 2010	F-5

Notes to Consolidated Financial Statements	F-6

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

Date: September 25, 2010

ADMIRAL FINANCIAL CORP.

By:	/s/ Wm. Lee Popham
Wm. Lee Popham
President, Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Lee Popham	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)	September 25, 2010
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

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

(Amounts in Thousands)

	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Assets

Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (note 2)	0	0

Total assets	$0	$0

Liabilities and Stockholders' (Deficit) Equity

Accrued expenses and other liabilities	$24	$24
Net liabilities of Haven Federal Savings and Loan Association (note 2)	0	0

Total liabilities	24	24

Preferred stock, $.01 par value. Authorized 6,000,000 shares, none outstanding
Common stock, $.001 par value, 50,000,000 shares authorized 10,987,000 shares issued	11	11
Treasury stock, 1,954 and 1,954 shares, at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)

Total stockholders' (deficit) equity	(24)	(24)

Total liabilities and stockholders' (deficit) equity	$0	$0

See accompanying notes to consolidated financial statements.

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Years Ended June 30,
	2010	2009	2008

REVENUES:

Interest Income	$0	$0	$0
Other income	-	-	-
Total income	0	0	0

EXPENSES:

Employee Compensation	-	-	-
Other Expense	0	0	0
Total expense	0	0	0

Loss from discontinued operation (note 2)	0	0	0
Net loss	$0	$0	$0

Loss per share	$0.00	$0.00	$0.00

Dividend per share	-	-	-

Weighted average number of shares outstanding	10,985,046	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Statement of Stockholders' (Deficit) Equity

For the years ended June 30, 2010

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 1988	10,985,046	$11	$681	$-

Net loss for the year		-	-	(13,813

Balance at June 30, 1989	10,985,046	11	681	(13,813

Confiscation of Subsidiary
Net Assets and Liabilities		-	-	13,238

Net loss for the year		-	-	(79

Balance at June 30, 1990	10,985,046	$11	$681	$(654

Net loss for the year				(21

Balance at June 30, 1991	10,985,046	$11	$681	$(675

Net loss for the year				(20

Balance at June 30, 1992	10,985,046	$11	$681	$(695

Net loss for the year				(20

Balance at June 30, 1993, 1994, 1995, 1996, 1997 , 1998, 1999, 2000, 2001, 2002, 2003 2004, 2005, 2006, 2007, 2008, 2009, And 2010	10,985,046	$11	$681	$(716

See accompanying notes to consolidated financial statements.

ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Year Ended June 30,
	2010	2009	2008

Cash flows from operating activities:

Net loss	$0	$0	$0

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

Organization and Regulatory Matters

Admiral Financial Corp. ("Admiral") is inactive.

(2)

Summary of Significant Accounting Policies

(a)   Basis of Presentation

The accompanying balance sheets as of June 30, 2010 and 2009, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.

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

(4)

Income Taxes

At June 30, 2010 and 2009, the Company has estimated net operating loss carryforwards of approximately $0 and $0 respectively, for Federal income tax purposes, and $0 and $0, respectively, for state income tax purposes to offset future taxable income. All tax loss carry-forwards expired as follows:

	Year ending
	June 30,	Federal	State

	1990	$2,348,000	$2,304,000
	1991	2,984,000	2,941,000
	1992	5,360,000	5,230,000
	2001	1,549,000	1,537,000
	2002	1,288,000	1,288,000
	2004	7,468,000	7,128,000

Net operating loss carryforwards, June 30, 1989:		20,997,000	20,428,000
Less: 1990 Expirations		(2,348,000)	(2,304,000)
	2005	79,000	79,000

Net operating loss carryforwards, June 30, 1990:		18,728,000	18,203,000
Less: 1991 Expirations		(2,984,000)	(2,941,000)
	2006	21,000	21,000

Net operating loss carryforwards, June 30, 1991		15,765,000	15,283,000
Less: 1992 Expirations		(5,360,000)	(5,230,000)
	2007	21,000	21,000

Net operating loss carryforwards, June 30, 1992		$10,426,000	$10,074,000
	2008	21,000	21,000

Net operating loss carryforwards, June 30, 1993, 1994, 1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002, 2003 and 2004		$10,447,000	$10,095,000
Less: Expirations through 2006		10,305,000	9,953,000

Net operating loss carryforwards, June 30, 2005, 2006, 2007, 2008, 2009And 2010		$142,000	$142,000

The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 2010, 2009, 2008, 2007, 2006, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991 and 1990.

The net operating loss carryforwards expiring through 1988 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 2010 and 2009, such purchased loss carryforwards remaining amounted to approximately $0 and $0, respectively.

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