Form 10-K
period 2011-06-30
ADMIRAL FINANCIAL CORP
filed 2011-09-14
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2011
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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 15, 2011 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was NO BID.

Number of shares of common stock outstanding as of September 15, 2011, was 10,985,046.

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
2010:
First Quarter	0.01	0.001	0.0001	N/A
Second Quarter	0.01	0.001	0.0001	N/A
Third Quarter	0.01	0.001	0.0001	N/A
Fourth Quarter	0.01	0.001	0.0001	N/A

2011:
First Quarter	0.0001	0.0001	0.0001	N/A
Second Quarter	0.0001	0.0001	0.0001	N/A
Third Quarter	0.0001	0.0001	0.0001	N/A
Fourth Quarter	0.0001	0.0001	0.0001	N/A

As of June 30, 2011, there were 497 stockholders of record.

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

Item 6.

Selected Financial Data.

Admiral was formed in 1987 for the purpose of effecting a Contributed Property Exchange Offer and Merger and had no prior operating history. Admiral's acquisition occurred as of June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2011. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2011, 2010, 2009, 2008, and 2007.  Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

	Year ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands except per share data)

Admiral income	$0	0	0	0	0
Haven:
Interest income	-	-	-	-	-
Interest expense	-	-	-	-	-

Net interest income before provision for loan losses (expense)	0	0	0	0	0

Provision for loan losses	-	-	-	-	-

Net interest income (expense) after provision for loan losses	0	0	0	0	0

Loss before extraordinary item and cumulative effect of change in accounting principle	0	0	0	0	0
Extraordinary item	-	-	-	-	-
Cumulative effect of change in accounting principle	-	-	-	-	-
Net earnings (loss)	$0	0	0	0	0

Earnings (loss) per share	$0.00	0.00	0.00	0.00	0.00

	Year ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands except per share data)

Net assets of Haven	$-	-	-	-	-
Total assets	0	0	0	0	0
Net liabilities of Haven	-	-	-	-	-
Total liabilities	24	24	24	24	24
Total stockholders' equity (deficit)	(24)	(24)	(24)	(24)	(24)
Book value (deficit) per common share	(.00)	(.00)	(.00)	(.00)	(.00)
Number of offices of Admiral	1	1	1	1	1

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Admiral was formed in 1987 and has had no operations since 1990. Admiral has been inactive since 1990.

Comparison of Years Ended June 30, 2011 and 2010

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

Not Applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of June 30, 2011, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

Name	Age	Position	Officer And/or Director Since

Wm. Lee Popham	60	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer	1987

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

Item 11.

Executive Compensation.

Cash Compensation

The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral whose total cash compensation exceeded $100,000 during the year ended June 30, 2011.

	Annual Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other

Wm. Lee Popham	2011	$ -	-	-
Chairman and President	2010	-	-	-
Chief Executive Officer	2009	-	-	-

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

In prior years, Admiral employees were covered under a non- contributory trusteed pension plan, which was replaced by a contributory Section 401(k) plan for Admiral employees on March 31, 1989. Employees were permitted to contribute amounts up to 6% of their annual salary to this plan, with the employer providing matching contributions at a rate of 50% of such employee's contributions (to a maximum of 3% of such employee's salary), together with a discretionary contribution amount not exceeding 1% of covered compensation. No payments have been required to be paid during the periods covered by this Report on Form 10K.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a.)1.

Admiral Financial Corp.:

ADMIRAL FINANCIAL CORP.
INDEX
Page

Statement Regarding Sec. 210.3-11 of Regulation S-K	F-1

Consolidated Balance Sheets as of June 30, 2011 and 2010	F-2

Consolidated Statement of Operations for the three years
ended June 30, 2011	F-3

Consolidated Statement of Stockholders' (Deficit) Equity
for the three years ended June 30, 2011	F-4

Consolidated Statement of Cash Flows for the three years
ended June 30, 2011	F-5

Notes to Consolidated Financial Statements	F-6

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

Date: September 12, 2011

ADMIRAL FINANCIAL CORP.

By:	/s/ Wm. Lee Popham
Wm. Lee Popham
President, Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Lee Popham	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)	September 12, 2011
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

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

(Amounts in Thousands)

	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)

Assets

Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (note 2)	0	0

Total assets	$0	$0

Liabilities and Stockholders' (Deficit) Equity

Accrued expenses and other liabilities	$24	$24
Net liabilities of Haven Federal Savings and Loan Association (note 2)	0	0

Total liabilities	24	24

Preferred stock, $.01 par value. Authorized 6,000,000 shares, none outstanding
Common stock, $.001 par value, 50,000,000 shares authorized 10,987,000 shares issued	11	11
Treasury stock, 1,954 and 1,954 shares, at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)

Total stockholders' (deficit) equity	(24)	(24)

Total liabilities and stockholders' (deficit) equity	$0	$0

See accompanying notes to consolidated financial statements.

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Years Ended June 30,
	2011	2010	2009

REVENUES:

Interest Income	$0	$0	$0
Other income	-	-	-
Total income	0	0	0

EXPENSES:

Employee Compensation	-	-	-
Other Expense	0	0	0
Total expense	0	0	0

Loss from discontinued operation (note 2)	0	0	0
Net loss	$0	$0	$0

Loss per share	$0.00	$0.00	$0.00

Dividend per share	-	-	-

Weighted average number of shares outstanding	10,985,046	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Statement of Stockholders' (Deficit) Equity

For the years ended June 30, 2011

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 1988	10,985,046	$11	$681	$-

Net loss for the year		-	-	(13,813)

Balance at June 30, 1989	10,985,046	11	681	(13,813)

Receivership of Subsidiary
Net Assets and Liabilities	-	-	-	13,238

Net loss for the year		-	-	(79)

Balance at June 30, 1990	10,985,046	$11	$681	$(654)

Net loss for the year				(21)

Balance at June 30, 1991	10,985,046	$11	$681	$(675)

Net loss for the year				(20)

Balance at June 30, 1992	10,985,046	$11	$681	$(695)

Net loss for the year	-	-	-	(20)

Balance at June 30, 1993, 1994, 1995, 1996, 1997 , 1998, 1999, 2000, 2001, 2002, 2003 2004, 2005, 2006, 2007, 2008, 2009, 2010, and 2011	10,985,046	$11	$681	$(716)

See accompanying notes to consolidated financial statements.

ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Year Ended June 30,
	2011	2010	2009

Cash flows from operating activities:

Net loss	$0	$0	$0

Adjustments to reconcile net loss to net cash provided by operating activities:	0	0	0

Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance of agreed supervisory goodwill and regulatory capital	0	0	0

Decrease in prepaid expenses and other assets	0	0	0

Decrease (increase) in net assets of Haven Federal	0	0	0

(Decrease) in accrued expenses and other liabilities	0	0	0

(Decrease) Increase in net liabilities of Haven Federal	0	0	0

Amortization of organization expenses	0	0	0

Net cash provided (used) by operating activities	0	0	0

Cash and cash equivalents, beginning of year	0	0	0

Cash and cash equivalents, end of year	$0	$0	$0

See accompanying notes to consolidated financial statements

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)

Organization and Regulatory Matters

Admiral Financial Corp. ("Admiral") is inactive.

(2)

Summary of Significant Accounting Policies

(a)

Basis of Presentation

The accompanying balance sheets as of June 30, 2011 and 2010, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.

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

(4)

Income Taxes

At June 30, 2011 and 2010, the Company has estimated net operating loss carryforwards of approximately $0 and $0 respectively, for Federal income tax purposes, and $0 and $0, respectively, for state income tax purposes to offset future taxable income. All tax loss carry-forwards expired as follows:

	Year ending
	June 30,	Federal	State

	1990	$2,348,000	$2,304,000
	1991	2,984,000	2,941,000
	1992	5,360,000	5,230,000
	2001	1,549,000	1,537,000
	2002	1,288,000	1,288,000
	2004	7,468,000	7,128,000

Net operating loss carryforwards, June 30, 1989:		20,997,000	20,428,000
Less: 1990 Expirations		(2,348,000)	(2,304,000
	2005	79,000	79,000

Net operating loss carryforwards, June 30, 1990:		18,728,000	18,203,000
Less: 1991 Expirations		(2,984,000)	(2,941,000)
	2006	21,000	21,000

Net operating loss carryforwards, June 30, 1991		15,765,000	15,283,000
Less: 1992 Expirations		(5,360,000)	(5,230,000)
	2007	21,000	21,000

Net operating loss carryforwards, June 30, 1992		$10,426,000	$10,074,000
	2008	21,000	21,000

Net operating loss carryforwards, June 30, 1993, 1994, 1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002, 2003 and 2004		$10,447,000	$10,095,000
Less: Expirations through 2006		10,305,000	9,953,000

Net operating loss carryforwards, June 30, 2005, 2006, 2007, 2008, 2009, 2010 And 2011		$142,000	$142,000

The Company has not filed its federal or Florida income tax returns for the fiscal years ended June 30, 2011, 2010, 2009, 2008, 2007, 2006, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991 and 1990.

The net operating loss carryforwards expiring through 1988 were generated by the Association prior to its acquisition by Admiral Financial Corp. and have been carried over at their original amounts for income tax purposes. For financial statement purposes, these purchased loss carryforwards will not be used to offset the future tax expense of Admiral. They will be accounted for as an adjustment to equity if and when a tax benefit is realized. At June 30, 2011 and 2010, such purchased loss carryforwards remaining amounted to approximately $0 and $0, respectively.

(5) Commitments and Contingencies

Admiral has no known Commitments or Contingencies for the period covered by this report.

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