Form 10-K/A
period 2011-06-30
ADMIRAL FINANCIAL CORP
filed 2011-09-14
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Admiral Finacial Corp., is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 14, 2011, for the sole purpose of furnishing Exhibit 32 which was inadvertently omitted from the submission at the time of filing.

No changes have been made to the Form 10-K other than the furnishing of Exhibit 32 described above.  This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the disclosures made in the Form 10-K.

i

ADMIRAL FINANCIAL CORP.

FORM 10-K/A

ii

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

(a.)2.

There are no financial statement schedules required to be filed by Item 8 of this Form 10-K/A, or by paragraph (d) of Item 14.

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

Date: September 14, 2011

ADMIRAL FINANCIAL CORP.

By:	/s/ Wm. Lee Popham
Wm. Lee Popham
President, Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Lee Popham	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)	September 14, 2011
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