Form 10-Q
period 2011-12-31
ADMIRAL FINANCIAL CORP
filed 2012-02-13
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-17214

ADMIRAL FINANCIAL CORP. (Symbol: ADFK)

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

Outstanding Shares at December 31, 2011: 10,987,000

PART I  -  FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

($Thousands)

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Unaudited)
Assets
Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total assets	$0	$0

Liabilities and Stockholders (Deficit) Equity

Accrued expenses and other liabilities	24	24
Net liabilities of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total liabilities	24	24

Preferred stock, $.01 par value, Authorized
6,000,000 shares; none outstanding	0	0
Common stock, $.001 par value,
50,000,000 shares authorized
10,987,000 shares issued	11	11
Treasury stock, 1,954 and 1,954 shares; at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)
Total stockholders' (deficit) equity	24	(24)
Total liabilities and stockholders' (deficit) equity	$0	$0

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

PART II - OTHER INFORMATION

ITEM 2 - Management's Discussion and Analysis

of Consolidated Financial Condition and Results of Operations

General

ADMIRAL FINANCIAL CORP. ("ADFK"), an inactive corporation, is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 10, 2012	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 10, 2012	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer