Form 10-Q
period 2012-03-31
ADMIRAL FINANCIAL CORP
filed 2012-05-14
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-17214

ADMIRAL FINANCIAL CORP.

(ADFK)

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

Outstanding Shares at March 31, 2012: 10,987,000

PART I  -  FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

($Thousands)

	March 31,	June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Assets
Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total assets	$0	$0

Liabilities and Stockholders (Deficit) Equity

Accrued expenses and other liabilities	24	24
Net liabilities of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total liabilities	24	24

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

PART I - FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Interest income	$0	$0	$0	$0
Other, net	0	0	0	0
Total income	0	0	0	0

Expense
Employee Compensation	0	0	0	0
Other	0	0	0	0
Total expense	0	0	0	0

Loss from discontinued operation (note 2)	0	0	0	0
Net loss	$0	$0	$0	$0

Loss per share	$0.00	$0.00	$0.00	$0.00
Dividend per share	$0	$0	$0	$0

Weighted average number of shares outstanding:	10,985,046	10,985,046	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

PART I - FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$0	$0
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance of agreed supervisory goodwill and regulatory capital	0	0
Decrease in pre-paid expenses and other assets	0	0
Decrease (increase) in net assets of Haven Federal	0	0
(Decrease) in accrued expenses and other liabilities	0	0
(Decrease) Increase in net liabilities of Haven Federal	0	0
Amortization of organization expenses	0	0
Net cash provided (used) by operating activities	0	0

Cash and cash equivalents, at beginning of year	0	0

Cash and cash equivalents, at end of quarter	$0	$0

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

Note 2.

The net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and nine month periods ended March 31, 2012 and 2011.

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

Comparison of Three Months Ended March 31. 2012 and 2011

Admiral was inactive, and recorded no revenues or expenses during the period.

Comparison of Nine Months Ended March 31. 2012 and 2011

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: May 10, 2012	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: May 10, 2012	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer