Form 10-K
period 2012-06-30
ADMIRAL FINANCIAL CORP
filed 2012-09-19
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2012
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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 15, 2012 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was NO BID.

Number of shares of common stock outstanding as of September 15, 2012, was 10,985,046.

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
2011:
First Quarter	0.01	0.001	0.0001	N/A
Second Quarter	0.01	0.001	0.0001	N/A
Third Quarter	0.01	0.001	0.0001	N/A
Fourth Quarter	0.01	0.001	0.0001	N/A

2012:
First Quarter	0.0001	0.0001	0.0001	N/A
Second Quarter	0.0001	0.0001	0.0001	N/A
Third Quarter	0.0001	0.0001	0.0001	N/A
Fourth Quarter	0.0001	0.0001	0.0001	N/A

As of June 30, 2012, there were 497 stockholders of record.

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

Item 6.

Selected Financial Data.

Admiral was formed in 1987 for the purpose of effecting a Contributed Property Exchange Offer and Merger and had no prior operating history. Admiral's acquisition occurred as of June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2012. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2012, 2011, 2010, 2009, and 2008.  Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

	Year ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands except per share data)

Admiral income	$0	0	0	0	0
Haven:
Interest income	0	0	0	0	0
Interest expense	0	0	0	0	0

Net interest income before provision for loan losses (expense)	0	0	0	0	0

Provision for loan losses	0	0	0	0	0

Net interest income (expense) after provision for loan losses	0	0	0	0	0

Loss before extraordinary item and cumulative effect of change in accounting principle	0	0	0	0	0
Extraordinary item	0	0	0	0	0
Cumulative effect of change in accounting principle	0	0	0	0	0
Net earnings (loss)	$0	0	0	0	0

Earnings (loss) per share	$0.00	0.00	0.00	0.00	0.00

	Year ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands except per share data)

Net assets of Haven	$0	0	0	0	0
Total assets	0	0	0	0	0
Net liabilities of Haven	0	0	0	0	0
Total liabilities	24	24	24	24	24
Total stockholders' equity (deficit)	(24)	(24)	(24)	(24)	(24)
Book value (deficit) per common share	(.00)	(.00)	(.00)	(.00)	(.00)
Number of offices of Admiral	1	1	1	1	1

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Admiral was formed in 1987 and has had no operations since 1990. Admiral has been inactive since 1990.

Comparison of Years Ended June 30, 2012 and 2011

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

Not Applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of June 30, 2012, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

Name	Age	Position	Officer And/or Director Since

Wm. Lee Popham	61	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer	1987

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

Item 11.

Executive Compensation.

Cash Compensation

The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral whose total cash compensation exceeded $100,000 during the year ended June 30, 2012.

	Annual Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other

Wm. Lee Popham	2012	$ -	-	-
Chairman and President	2011	-	-	-
Chief Executive Officer	2010	-	-	-

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 2012 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a.)1.

Admiral Financial Corp.:

ADMIRAL FINANCIAL CORP.
INDEX
Page

Statement Regarding Sec. 210.3-11 of Regulation S-K	F-1

Consolidated Balance Sheets as of June 30, 2012 and 2011	F-2

Consolidated Statement of Operations for the three years
ended June 30, 2012	F-3

Consolidated Statement of Stockholders' (Deficit) Equity
for the three years ended June 30, 2012	F-4

Consolidated Statement of Cash Flows for the three years
ended June 30, 2012	F-5

Notes to Consolidated Financial Statements	F-6

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

Date: September 17, 2012

ADMIRAL FINANCIAL CORP.

By:	/s/ Wm. Lee Popham
Wm. Lee Popham
President, Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Lee Popham	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)	September 12, 2012
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

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

(Amounts in Thousands)

	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Assets

Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (note 2)	0	0

Total assets	$0	$0

Liabilities and Stockholders' (Deficit) Equity

Accrued expenses and other liabilities	$24	$24
Net liabilities of Haven Federal Savings and Loan Association (note 2)	0	0

Total liabilities	24	24

Preferred stock, $.01 par value. Authorized 6,000,000 shares, none outstanding
Common stock, $.001 par value, 50,000,000 shares authorized 10,987,000 shares issued	11	11
Treasury stock, 1,954 and 1,954 shares, at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)

Total stockholders' (deficit) equity	(24)	(24)

Total liabilities and stockholders' (deficit) equity	$0	$0

See accompanying notes to consolidated financial statements.

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Years Ended June 30,
	2012	2011	2010

REVENUES:

Interest Income	$0	$0	$0
Other income	0	0	0
Total income	0	0	0

EXPENSES:

Employee Compensation	0	0	0
Other Expense	0	0	0
Total expense	0	0	0

Loss from discontinued operation (note 2)	0	0	0
Net loss	$0	$0	$0

Loss per share	$0.00	$0.00	$0.00

Dividend per share	0	0	0

Weighted average number of shares outstanding	10,985,046	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Statement of Stockholders' (Deficit) Equity

For the years ended June 30, 2012

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 1988	10,985,046	$11	$681	$0

Net loss for the year	0	0	0	(13,813)

Balance at June 30, 1989	10,985,046	11	681	(13,813)

Receivership of Subsidiary
Net Assets and Liabilities	0	0	0	13,238

Net loss for the year	0	0	0	(79)

Balance at June 30, 1990	10,985,046	$11	$681	$(654)

Net loss for the year				(21)

Balance at June 30, 1991	10,985,046	$11	$681	$(675)

Net loss for the year				(20)

Balance at June 30, 1992	10,985,046	$11	$681	$(695)

Net loss for the year	0	0	0	(20)

Balance at June 30, 1993, 1994, 1995, 1996, 1997 , 1998, 1999, 2000, 2001, 2002, 2003 2004, 2005, 2006, 2007, 2008, 2009, 2010, 2011, and 2012	10,985,046	$11	$681	$(716)

See accompanying notes to consolidated financial statements.

ADMIRAL FINANCIAL CORP.  AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Year Ended June 30,
	2012	2011	2010

Cash flows from operating activities:

Net loss	$0	$0	$0

Adjustments to reconcile net loss to net cash provided by operating activities:	0	0	0

Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance of agreed supervisory goodwill and regulatory capital	0	0	0

Decrease in prepaid expenses and other assets	0	0	0

Decrease (increase) in net assets of Haven Federal	0	0	0

(Decrease) in accrued expenses and other liabilities	0	0	0

(Decrease) Increase in net liabilities of Haven Federal	0	0	0

Amortization of organization expenses	0	0	0

Net cash provided (used) by operating activities	0	0	0

Cash and cash equivalents, beginning of year	0	0	0

Cash and cash equivalents, end of year	$0	$0	$0

See accompanying notes to consolidated financial statements

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)

Organization and Regulatory Matters

Admiral Financial Corp. ("Admiral") is inactive.

(2)

Summary of Significant Accounting Policies

(a)

Basis of Presentation

The accompanying balance sheets as of June 30, 2012 and 2011, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.

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

(3)

Income Taxes

At June 30, 2012 and 2011, the Company has estimated net operating loss carryforwards of approximately $0 and $0 respectively, for Federal income tax purposes, and $0 and $0, respectively, for state income tax purposes to offset future taxable income.

(4)

 Commitments and Contingencies

Admiral has no known Commitments or Contingencies for the period covered by this report.

Admiral is not a party to any legal proceedings.