Form 10-Q
period 2012-09-30
ADMIRAL FINANCIAL CORP
filed 2012-11-13
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Outstanding Shares at November 10, 2012: 10,987,000

PART I  -  FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

($000s)

	September 30,	June 30,
	2012	2012
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (note 2)	0	0
Total assets	$0	$0

Liabilities and Stockholders (Deficit) Equity

Accrued expenses and other current liabilities	24	24
Net liabilities of Haven Federal Savings and Loan Association (note 2)	0	0
Total liabilities	24	24

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

PART I - FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Income:
Interest income	$0	$0
Other, net	0	0
Total income	0	0

Expenses:
Employee Compensation	0	0
Other	0	0
Total expenses	0	0

Loss from discontinued operation (note 2)	0	0
Net loss	$0	$0

Loss per share	$0.00	$0.00
Dividend per share	$0	$0

Weighted average number of shares outstanding:	10,985,046	10,985,046

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: November 12, 2012	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: November 12, 2012	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer