Form 10-Q
period 2012-12-31
ADMIRAL FINANCIAL CORP
filed 2013-02-14
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Outstanding Shares at December 31, 2012: 10,987,000

PART I  -  FINANCIAL INFORMATION

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

($Thousands)

	December 31,	June 30,
	2012	2012
	(Unaudited)	(Unaudited)
Assets
Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total assets	$0	$0

Liabilities and Stockholders (Deficit) Equity

Accrued expenses and other liabilities	24	24
Net liabilities of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total liabilities	24	24

Preferred stock, $.01 par value, Authorized 6,000,000 shares; none outstanding
Common stock, $.001 par value, 50,000,000 shares authorized 10,987,000 shares issued	11	11
Treasury stock, 1,954 and 1,954 shares; at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)
Total stockholders' (deficit) equity	(24)	(24)
Total liabilities and stockholders' (deficit) equity	$0	$0

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

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2012 and 2011.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 11, 2013	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 11, 2013	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer