Form 10-K
period 2013-06-30
ADMIRAL FINANCIAL CORP
filed 2013-09-30
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2013
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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 27, 2013 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was NO BID.

Number of shares of common stock outstanding as of September 27, 2013, was 10,985,046.

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
2012:
First Quarter	0.01	0.001	0.0001	N/A
Second Quarter	0.01	0.001	0.0001	N/A
Third Quarter	0.01	0.001	0.0001	N/A
Fourth Quarter	0.01	0.001	0.0001	N/A

2013:
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

Item 6.

Selected Financial Data.

Admiral was formed in 1987 for the purpose of effecting a Contributed Property Exchange Offer and Merger and had no prior operating history. Admiral's acquisition occurred as of June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2013. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2013, 2012, 2011, 2010, and 2009.  Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

	Year ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands except per share data)

Admiral income	$0	0	0	0	0
Haven:
Interest income	0	0	0	0	0
Interest expense	0	0	0	0	0

Net interest income before provision for loan losses (expense)	0	0	0	0	0

Provision for loan losses	0	0	0	0	0

Net interest income (expense) after provision for loan losses	0	0	0	0	0

Loss before extraordinary item and cumulative effect of change in accounting principle	0	0	0	0	0
Extraordinary item	0	0	0	0	0
Cumulative effect of change in accounting principle	0	0	0	0	0
Net earnings (loss)	$0	0	0	0	0

Earnings (loss) per share	$0.00	0.00	0.00	0.00	0.00

	Year ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands except per share data)

Net assets of Haven	$0	0	0	0	0
Total assets	0	0	0	0	0
Net liabilities of Haven	0	0	0	0	0
Total liabilities	24	24	24	24	24
Total stockholders' equity (deficit)	(24)	(24)	(24)	(24)	(24)
Book value (deficit) per common share	(.00)	(.00)	(.00)	(.00)	(.00)
Number of offices of Admiral	1	1	1	1	1

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Admiral was formed in 1987 and has had no operations since 1990. Admiral has been inactive since 1990.

Comparison of Years Ended June 30, 2013 and 2012

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

Item 8.

Financial Statements and Supplementary Data.

The financial statements and schedules listed in Item 14 hereof and included in this report on Pages F-1 through F-6 are incorporated herein by reference.

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of June 30, 2013, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

Name	Age	Position	Officer And/or Director Since

Wm. Lee Popham	62	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer	1987

Certain background information for the director is set forth below.

WM. LEE POPHAM has served as Chairman of the Board and President of Admiral since its inception in 1987. He has served as Chief Financial Officer, South Florida Council, BSA Inc., since June 2013.  He has also been an independent corporate planning and acquisition consultant since 1996, as well as the Sr. Vice President - Finance of IES Daniel Electrical Contractors, Inc., Miami, Florida, (a wholly-owned electrical contractor subsidiary of Integrated Electrical Services, Inc., Houston, Texas, -IESC) from 1997 to 2006; a Senior Sales Associate with Jeanne Baker Realty, Inc., Miami, Florida, from 2002-2008, and Vice President – Regional Finance Director with AECOM Technology Corp., Los Angeles, CA from April 2006 to August 2011. He previously served as President of First Atlantic Capital Corporation, Miami, Florida (an investment company) from July 1983 to May 1985. Prior thereto, he was a Partner in the accounting firm of KPMG Peat Marwick, LLP, Miami, Florida, where he practiced as a Certified Public Accountant. He also served as a director of Cruise America, Inc.(AMEX-RVR), Mesa, Arizona (a recreational vehicle rental and sales corporation), which shares were traded on the American Stock Exchange until its sale to Budget Group, Inc.(NYSE-BD), from 1984 until 1991, and as Director of City National Bank Corporation (Miami, Fla.) and it’s subsidiary, City National Bank of Florida, from 1984-1987.

Item 11.

Executive Compensation.

Cash Compensation

The following table sets forth certain information with respect to the Chief Executive Officer, and each other executive officer of Admiral whose total cash compensation exceeded $100,000 during the year ended June 30, 2013.

	Annual Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other

Wm. Lee Popham	2013	$ -	-	-
Chairman and President	2012	-	-	-
Chief Executive Officer	2011	-	-	-

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a.)1.

Admiral Financial Corp.:

ADMIRAL FINANCIAL CORP.
INDEX
Page

Statement Regarding Sec. 210.3-11 of Regulation S-K	F-1

Consolidated Balance Sheets as of June 30, 2013 and 2012	F-2

Consolidated Statement of Operations for the three years
ended June 30, 2013	F-3

Consolidated Statement of Stockholders' (Deficit) Equity
for the three years ended June 30, 2013	F-4

Consolidated Statement of Cash Flows for the three years
ended June 30, 2013	F-5

Notes to Consolidated Financial Statements	F-6

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

Date: September 27, 2013

ADMIRAL FINANCIAL CORP.

By:	/s/ Wm. Lee Popham
Wm. Lee Popham
President, Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Lee Popham	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)	September 27, 2013
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

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Balance Sheets

(Amounts in Thousands)

	June 30,
	2013	2012
	(Unaudited)

Assets

Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (note 2)	0	0

Total assets	$0	$0

Liabilities and Stockholders' (Deficit) Equity

Accrued expenses and other liabilities	$24	$24
Net liabilities of Haven Federal Savings and Loan Association (note 2)	0	0

Total liabilities	24	24

Preferred stock, $.01 par value. Authorized 6,000,000 shares, none outstanding
Common stock, $.001 par value, 50,000,000 shares authorized 10,987,000 shares issued	11	11
Treasury stock, 1,954 at June 30, 2013 and 1,954 shares at June 30, 2012, at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)

Total stockholders' (deficit) equity	(24)	(24)

Total liabilities and stockholders' (deficit) equity	$0	$0

See accompanying notes to consolidated financial statements.

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Years Ended June 30,
	2013	2012	2011

REVENUES:

Interest Income	$0	$0	$0
Other income	0	0	0
Total income	0	0	0

EXPENSES:

Employee Compensation	0	0	0
Other Expense	0	0	0
Total expense	0	0	0

Loss from discontinued operation (note 2)	0	0	0
Net loss	$0	$0	$0

Loss per share	$0.00	$0.00	$0.00

Dividend per share	0	0	0

Weighted average number of shares outstanding	10,985,046	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Statement of Stockholders' (Deficit) Equity

For the years ended June 30, 2013

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 1988	10,985,046	$11	$681	$0

Net loss for the year	0	0	0	(13,813)

Balance at June 30, 1989	10,985,046	11	681	(13,813)

Receivership of Subsidiary
Net Assets and Liabilities	0	0	0	13,238

Net loss for the year	0	0	0	(79)

Balance at June 30, 1990	10,985,046	$11	$681	$(654)

Net loss for the year				(21)

Balance at June 30, 1991	10,985,046	$11	$681	$(675)

Net loss for the year				(20)

Balance at June 30, 1992	10,985,046	$11	$681	$(695)

Net loss for the year	0	0	0	(20)

Balance at June 30, 1993, 1994, 1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002, 2003 2004, 2005, 2006, 2007, 2008, 2009, 2010, 2011, 2012, and 2013	10,985,046	$11	$681	$(716)

See accompanying notes to consolidated financial statements.

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Year Ended June 30,
	2013	2012	2011

Cash flows from operating activities:

Net loss	$0	$0	$0

Adjustments to reconcile net loss to net cash provided by operating activities:	0	0	0

Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance of agreed supervisory goodwill and regulatory capital	0	0	0

Decrease in prepaid expenses and other assets	0	0	0

Decrease (increase) in net assets of Haven Federal	0	0	0

(Decrease) in accrued expenses and other liabilities	0	0	0

(Decrease) Increase in net liabilities of Haven Federal	0	0	0

Amortization of organization expenses	0	0	0

Net cash provided (used) by operating activities	0	0	0

Cash and cash equivalents, beginning of year	0	0	0

Cash and cash equivalents, end of year	$0	$0	$0

See accompanying notes to consolidated financial statements

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)

Organization and Regulatory Matters

Admiral Financial Corp. ("Admiral") is inactive.

(2)

Summary of Significant Accounting Policies

(a)

Basis of Presentation

The accompanying balance sheets as of June 30, 2013 and 2012, include references to the accounts of Admiral and the net assets and net liabilities of its wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.

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

(3)

Income Taxes

At June 30, 2013 and 2012, the Company has estimated net operating loss carryforwards of approximately $0 and $0 respectively, for Federal income tax purposes, and $0 and $0, respectively, for state income tax purposes to offset future taxable income.

(4)

 Commitments and Contingencies

Admiral has no known Commitments or Contingencies for the period covered by this report.

Admiral is not a party to any legal proceedings.