Form 10-Q
period 2014-12-31
ADMIRAL FINANCIAL CORP
filed 2015-02-13
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Outstanding Shares at December 31, 2014: 10,987,000

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

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2014 and 2013.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 12, 2015	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 12, 2015	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer