Form 10-Q
period 2015-12-31
ADMIRAL FINANCIAL CORP
filed 2016-02-16
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Outstanding Shares at December 31, 2015: 10,987,000

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

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2015 and 2014.

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

No officer or director of Admiral is paid any type of compensation by Admiral and presently, there are no arrangements or anticipated arrangements to pay any type of compensation to any officer or director in the near future. Admiral expects that it will meet its cash requirements until such time as a Recapitalization occurs. However, in the event Admiral depletes its present cash reserves, or in the event that Admiral Management ceases to perform its duties on a non-compensatory basis, Admiral may cease operations and a Recapitalization may not occur. There are no agreements or understandings of any kind with respect to any loans from officers or directors of Admiral on the Company’s behalf.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 12, 2016	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 12, 2016	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer