Form 10-Q
period 2016-12-31
ADMIRAL FINANCIAL CORP
filed 2017-02-14
CIK 828530

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Common Stock $.001 Par Value

Outstanding Shares at December 31, 2016: 10,987,000

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

($ Thousands)

	December 31,	June 30,
	2016	2016
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total assets	$0	$0

Liabilities and Stockholders (Deficit) Equity
Current Liabilities:
Accrued expenses and other liabilities	24	24
Net liabilities of Haven Federal Savings and Loan Association (notes 1 and 2)	0	0
Total liabilities	24	24

Shareholders Deficit:
Preferred stock, $.01 par value, Authorized 6,000,000 shares; none outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized; 10,987,000 shares issued	11	11
Treasury stock, 1,954 and 1,954 shares; at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)
Total stockholders' (deficit) equity	(24)	(24)
Total liabilities and stockholders' (deficit) equity	$0	$0

See accompanying notes to consolidated financial statements.

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Income
Interest income	$0	$0	$0	$0
Other, net	0	0	0	0
Total income	0	0	0	0

Expenses
Employee Compensation	0	0	0	0
Other	0	0	0	0
Total expenses	0	0	0	0

Loss from discontinued operation (note 2)	0	0	0	0
Net loss	$0	$0	$0	$0

Loss per share	$0.00	$0.00	$0.00	$0.00
Dividend per share	$0	$0	$0	$0

Weighted average number of shares outstanding	10,985,046	10,985,046	10,985,046	10,985,046

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

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2016 and 2015.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 12, 2017	By:	/s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 12, 2017	By:	/s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer