Form 10-Q
period 2019-12-31
ADMIRAL FINANCIAL CORP
filed 2020-02-14
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Outstanding Shares at December 31, 2019: 10,987,000

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

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2019 and 2018.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 12, 2020	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 12, 2020	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer