Form 10-Q
period 2020-12-31
ADMIRAL FINANCIAL CORP
filed 2021-02-04
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Outstanding Shares at December 31, 2020: 10,987,000

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

See accompanying notes to consolidated financial statements

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Consolidated Statement of Stockholders' (Deficit) Equity

For the three and six months ended December 31, 2020

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at September 30, 2020	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at December 31, 2020	10,985,046	11	681	(716)

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 2020	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at December 31, 2020	10,985,046	11	681	(716)

For the three and six months ended December 31, 2019

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at September 30, 2019	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at December 31, 2019	10,985,046	11	681	(716)

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 2019	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at December 31, 2019	10,985,046	11	681	(716)

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

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2020 and 2019.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 2, 2021	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 2, 2021	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer