Form 10-Q
period 2021-09-30
ADMIRAL FINANCIAL CORP
filed 2021-11-10
CIK 828530

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $.001 Par Value

Outstanding Shares at November 9, 2021: 10,987,000

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

($000s)

	September 30,	June 30,
	2021	2021
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (note 2)	0	0
Total assets	$0	$0

Liabilities and Stockholders (Deficit) Equity
Current Liabilities:
Accrued expenses and other current liabilities	24	24
Net liabilities of Haven Federal Savings and Loan Association (note 2)	0	0
Total liabilities	24	24

Shareholders Deficit:
Preferred stock, $0.01 par value, Authorized 6,000,000 shares; none outstanding	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized; 10,987,000 shares issued	11	11
Treasury stock, 1,954 and 1,954 shares; at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)
Total stockholders' (deficit) equity	(24)	(24)
Total liabilities and stockholders' (deficit) equity	$0	$0

See accompanying notes to consolidated financial statements.

1

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

($000s)

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Income:
Interest income	$0	$0
Other, net	0	0
Total income	0	0

Expenses:
Employee Compensation	0	0
Other	0	0
Total expenses	0	0

Loss from discontinued operation (note 2)	0	0
Net loss	$0	$0

Loss per share	$0.00	$0.00
Dividend per share	$0	$0

Weighted average number of shares outstanding	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

2

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Stockholders' (Deficit) Equity

For the three months ended September 30, 2021 and 2020

($000s)

(Unaudited)

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 2021	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at September 30, 2021	10,985,046	11	681	(716)

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 2020	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at September 30, 2020	10,985,046	11	681	(716)

See accompanying notes to consolidated financial statements

3

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

($000s)

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$0	$0
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance of agreed supervisory goodwill and regulatory capital	0	0
Decrease in pre-paid expenses and other assets	0	0
Decrease (increase) in net assets of Haven Federal	0	0
(Decrease) in accrued expenses and other liabilities	0	0
(Decrease) Increase in net liabilities of Haven Federal	0	0
Amortization of organization expenses	0	0
Net cash provided (used) by operating activities	0	0
Net change in cash	0	0
Cash and cash equivalents, at beginning of period	0	0

Cash and cash equivalents, at end of period	$0	$0

See accompanying notes to consolidated financial statements

4

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1.

In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary to present fairly the financial statements of Admiral Financial Corp. ('Admiral') and Subsidiary.

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month periods ended September 30, 2021 and 2020.

5

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

Comparison of Three Months Ended September 30. 2021 and 2020

Admiral was inactive, and recorded no revenues or expenses during the period.

6

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Admiral did not become involved in any new material legal proceedings during the period covered by this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

No.	Description
31.1	Certification (Section 302)
31.2	Certification (Section 302)
32	Certification (Section 906)
101 INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Label Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMIRAL FINANCIAL CORP. (Registrant)

Date: November 9, 2020	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: November 9, 2020	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer