Form 10-Q
period 2021-12-31
ADMIRAL FINANCIAL CORP
filed 2022-02-09
CIK 828530

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Outstanding Shares at December 31, 2021: 10,987,000

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

1

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

($ Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Interest income	$0	$0	$0	$0
Other, net	0	0	0	0
Total income	0	0	0	0

Expenses:
Employee Compensation	0	0	0	0
Other	0	0	0	0
Total expenses	0	0	0	0

Loss from discontinued operation (note 2)	0	0	0	0
Net loss	$0	$0	$0	$0

Loss per share	$0.00	$0.00	$0.00	$0.00
Dividend per share	$0	$0	$0	$0

Weighted average number of shares outstanding:	10,985,046	10,985,046	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

2

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Stockholders' (Deficit) Equity

For the three months ended September 30, 2021 and 2020

($ Thousands)

(Unaudited)

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 2021	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at December 31, 2021	10,985,046	11	681	(716)

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 2020	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at December 31, 2020	10,985,046	11	681	(716)

See accompanying notes to consolidated financial statements

3

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

($ Thousands)

(Unaudited)

	Six Months Ended
	December 31,
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

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2021 and 2020.

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

Not applicable.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 9, 2022	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 9, 2022	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer