Form 10-K
period 2022-06-30
ADMIRAL FINANCIAL CORP
filed 2022-09-15
CIK 828530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2022

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 14, 2022 (based on the last closing sale price as reported on the OTC Bulletin Board on such date) was NO BID.

Number of shares of common stock outstanding as of September 14, 2022, was 10,985,046.

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
2021:
First Quarter	0.0001	0.0001	0.0001	N/A
Second Quarter	0.0001	0.0001	0.0001	N/A
Third Quarter	0.0001	0.0001	0.0001	N/A
Fourth Quarter	0.0001	0.0001	0.0001	N/A

2022:
First Quarter	0.0001	0.0001	N/A	N/A
Second Quarter	0.0001	0.0001	N/A	N/A
Third Quarter	0.0001	0.0001	N/A	N/A
Fourth Quarter	0.0001	0.0001	N/A	N/A

As of June 30, 2022, there were 497 stockholders of record.

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

Admiral was formed in 1987 for the purpose of effecting a Contributed Property Exchange Offer and Merger and had no prior operating history. Admiral's acquisition occurred as of June 30, 1988. The following table sets forth selected consolidated financial data for Admiral for the five years ended June 30, 2022. In addition, selected financial data on the financial position of Admiral is shown as of June 30, 2022, 2021, 2020, 2019, and 2018. Such information is qualified in its entirety by the more detailed information set forth in the financial statements and the notes thereto included elsewhere herein.

	Year ended June 30,
	2022	2021	2020	2019	2018
	(Dollars in thousands except per share data)

Admiral income	$0	0	0	0	0
Haven:
Interest income	0	0	0	0	0
Interest expense	0	0	0	0	0

Net interest income before provision for loan losses (expense)	0	0	0	0	0

Provision for loan losses	0	0	0	0	0

Net interest income (expense) after provision for loan losses	0	0	0	0	0

Loss before extraordinary item and cumulative effect of change in accounting principle	0	0	0	0	0
Extraordinary item	0	0	0	0	0
Cumulative effect of change in accounting principle	0	0	0	0	0
Net earnings (loss)	$0	0	0	0	0

Earnings (loss) per share	$0.00	0.00	0.00	0.00	0.00

	Year ended June 30,
	2022	2021	2020	2019	2018
	(Dollars in thousands except per share data)

Net assets of Haven	$0	0	0	0	0
Total assets	0	0	0	0	0
Net liabilities of Haven	0	0	0	0	0
Total liabilities	24	24	24	24	24
Total stockholders' equity (deficit)	(24)	(24)	(24)	(24)	(24)
Book value (deficit) per common share	(.00)	(.00)	(.00)	(.00)	(.00)
Number of offices of Admiral	1	1	1	1	1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Admiral was formed in 1987 and has had no operations since 1990. Admiral has been inactive since 1990.

Comparison of Years Ended June 30, 2022 and 2021

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

The following table sets forth, as of June 30, 2022, certain information with respect to the directors and executive officers continuing in office until their successors have been elected and qualified.

Name	Age	Position	Officer And/or Director Since

Wm. Lee Popham	71	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer	1987

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

	Annual Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other

Wm. Lee Popham	2022	$ -	-	-
Chairman and President	2021	-	-	-
Chief Executive Officer	2020	-	-	-

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

The following table sets forth information regarding the beneficial ownership of Admiral's Common Stock as of June 30, 2022 by (i.) each person who is known by Admiral to own beneficially 5% or more of Admiral's Common Stock, (ii.) each Director and/or officer of the Company, and (iii.) all Directors and executive officers of Admiral as a group. Except as indicated below, each person has sole dispositive and voting power with respect to the shares of Common Stock indicated.

Name and Address of Beneficial Owner	Beneficial Ownership	Common Stock

Wm. Lee Popham (l) 7101 Southwest 67 Avenue South Miami, Florida 33143	1,923,684	17.51%

Ti-Aun Plantations, N.V. Suite 600 600 Brickell Avenue Miami, Florida 33131	889,007	8.09%

David C. Popham (2) 12400 South Dixie Highway Pinecrest, Florida 33156	668,651	6.09%

All directors and executive officers as a group (1 person)	1,923,684	17.51%

———————

(1)	Includes 46,278 shares held in a testamentary trust for members of Wm. Lee Popham's family, for which Mr. Popham disclaims beneficial ownership. Does not include any shares directly or beneficially owned by David C. Popham (his brother) or Jeanne M. Baker (his mother).
(2)	Includes 76,185 shares held jointly by David C. Popham and Valerie P. Popham, his wife. Also includes 119,928 shares previously held jointly by David C. Popham and Jeanne M. Baker (deceased), the mother of David C. Popham and Wm. Lee Popham. Does not include any shares beneficially owned by Wm. Lee Popham, the brother of David C. Popham.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

(a.)1. Admiral Financial Corp.:

ADMIRAL FINANCIAL CORP.
INDEX

Page

Statement Regarding Sec. 210.3-11 of Regulation S-K	F-1

Consolidated Balance Sheets as of June 30, 2022 and 2021	F-2

Consolidated Statement of Operations for the three years
ended June 30, 2022	F-3

Consolidated Statement of Stockholders' (Deficit) Equity
for the three years ended June 30, 2022	F-4

Consolidated Statement of Cash Flows for the three years
ended June 30, 2022	F-5

Notes to Consolidated Financial Statements	F-6

(a.)2. There are no financial statement schedules required to be filed by Item 8 of this Form 10-K, or by paragraph (d) of Item 14.

(a.)3. Exhibits

(3)	The Articles of Incorporation and By-Laws of Admiral are incorporated herein by reference to Exhibits 3.1 and 3.2 of Admiral's Form S-4 Registration Statement filed with the Securities and Exchange Commission on January 22, 1988.

(4)	A specimen copy of Admiral's common stock certificate is incorporated herein by reference to Exhibit 4.1 in Amendment No. 1 of Admiral's Form S-4 Registration Statement filed with the Securities and Exchange Commission on April 5, 1988.

(10)	Admiral hereby incorporates by reference the sections entitled Appendix A - Agreement and Plan of Reorganization, as amended, dated October 26, 1987, and related Agreement and Plan of Merger, as amended and Contributed Property Exchange Offer contained in Haven’s Prospectus/Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with Haven’s special meeting held on June 3, 1988.

(31)	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2022

ADMIRAL FINANCIAL CORP.

By:	/s/ Wm. Lee Popham
Wm. Lee Popham
President, Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Lee Popham	Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)	September 14, 2022
Wm. Lee Popham

FINANCIAL STATEMENTS OF AN INACTIVE REGISTRANT

Pursuant to Sec. 210.3-11 of Regulation S-X, Admiral Financial Corp. qualifies as an inactive entity, meeting all of the following conditions:

(A.)	Gross receipts from all sources for the fiscal year are not in excess of $100,000;

(B.)	Admiral has not purchased or sold any of its own stock, granted options therefor, or levied assessments upon outstanding stock;

(C.)	Expenditures for all purposes for the fiscal year are not in excess of $100,000;

(D.)	No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

(E.)	No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

Accordingly, the attached financial statements of Admiral Financial Corp. are unaudited.

Auditor Firm ID: 1None

Auditor Location: None

Auditor Name: None

F-1

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(Amounts in Thousands)

	June 30,
	2022	2021
	(Unaudited)

Assets

Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (note 2)	0	0

Total assets	$0	$0

Liabilities and Stockholders' (Deficit) Equity

Accrued expenses and other liabilities	$24	$24
Net liabilities of Haven Federal Savings and Loan Association (note 2)	0	0

Total liabilities	24	24

Preferred stock, $0.01 par value. Authorized 6,000,000 shares, none outstanding	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized 10,987,000 shares issued	11	11
Treasury stock, 1,954 at June 30, 2022 and 1,954 shares at June 30, 2021, at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)

Total stockholders' (deficit) equity	(24)	(24)

Total liabilities and stockholders' (deficit) equity	$0	$0

See accompanying notes to consolidated financial statements.

F-2

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Years Ended June 30,
	2022	2021	2020

REVENUES:

Interest Income	$0	$0	$0
Other income	0	0	0
Total income	0	0	0

EXPENSES:

Employee Compensation	0	0	0
Other Expense	0	0	0
Total expense	0	0	0

Loss from discontinued operation (note 2)	0	0	0
Net loss	$0	$0	$0

Loss per share	$0.00	$0.00	$0.00

Dividend per share	0	0	0

Weighted average number of shares outstanding	10,985,046	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

F-3

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Stockholders' (Deficit) Equity

For the years ended June 30, 2022

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 1999	10,985,046	11	681	(716)

Net loss for the year	0	0	0	0

Balance at June 30, 2020	10,985,046	$11	$681	$(716)

Net loss for the year	0	0	0	0

Balance at June 30, 2021	10,985,046	$11	$681	$(716)

Net loss for the year	0	0	0	0

Balance at June 30, 2022	10,985,046	$11	$681	$(716)

See accompanying notes to consolidated financial statements.

F-4

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Year Ended June 30,
	2022	2021	2020

Cash flows from operating activities:

Net loss	$0	$0	$0

Adjustments to reconcile net loss to net cash provided by operating activities:	0	0	0

Decrease in deficit arising from confiscation of Haven Federal after retroactive disallowance of agreed supervisory goodwill and regulatory capital	0	0	0

Decrease in prepaid expenses and other assets	0	0	0

Decrease (increase) in net assets of Haven Federal	0	0	0

(Decrease) in accrued expenses and other liabilities	0	0	0

(Decrease) Increase in net liabilities of Haven Federal	0	0	0

Amortization of organization expenses	0	0	0

Net cash provided (used) by operating activities	0	0	0

Net change in cash	0	0	0

Cash and cash equivalents, beginning of year	0	0	0

Cash and cash equivalents, end of year	$0	$0	$0

See accompanying notes to consolidated financial statements

F-5

ADMIRAL FINANCIAL CORP.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)        Organization and Regulatory Matters

Admiral Financial Corp. ("Admiral") is inactive.

(2)        Summary of Significant Accounting Policies

(a)       Basis of Presentation

The accompanying balance sheets as of June 30, 2022 and 2021, include references to the accounts of Admiral and the net assets and net liabilities of its former wholly-owned subsidiary, Haven Federal Savings and Loan Association. All significant intercompany transactions have been eliminated in consolidation.

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

(3)        Income Taxes

At June 30, 2022 and 2021, the Company has estimated net operating loss carryforwards of approximately $0 and $0 respectively, for Federal income tax purposes, and $0 and $0, respectively, for state income tax purposes to offset future taxable income.

(4)        Commitments and Contingencies

Admiral has no known Commitments or Contingencies for the period covered by this report.

Admiral is not a party to any legal proceedings.

F-6