Form 10-Q
period 2022-09-30
ADMIRAL FINANCIAL CORP
filed 2022-11-14
CIK 828530

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $.001 Par Value

Outstanding Shares at November 14, 2022: 10,987,000

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

($000s)

	September 30,	June 30,
	2022	2022
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$0	$0
Prepaid expenses and other assets	0	0
Net assets of Haven Federal Savings and Loan Association (note 2)	0	0
Total assets	$0	$0

Liabilities and Stockholders (Deficit) Equity
Current Liabilities:
Accrued expenses and other current liabilities	24	24
Net liabilities of Haven Federal Savings and Loan Association (note 2)	0	0
Total liabilities	24	24

Shareholders Deficit:
Preferred stock, $0.01 par value, Authorized 6,000,000 shares; none outstanding	0	0
Common stock, $0.001 par value, 50,000,000 shares authorized; 10,987,000 shares issued	11	11
Treasury stock, 1,954 and 1,954 shares; at cost	0	0
Additional paid-in capital	681	681
Deficit	(716)	(716)
Total stockholders' (deficit) equity	(24)	(24)
Total liabilities and stockholders' (deficit) equity	$0	$0

See accompanying notes to consolidated financial statements.

1

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

($000s)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Income:
Interest income	$0	$0
Other, net	0	0
Total income	0	0

Expenses:
Employee Compensation	0	0
Other	0	0
Total expenses	0	0

Loss from discontinued operation (note 2)	0	0
Net loss	$0	$0

Loss per share - Basic	$0.00	$0.00
Loss per share - Diluted	$0.00	$0.00
Dividend per share	$0	$0

Weighted average number of shares outstanding - Basic	10,985,046	10,985,046
Weighted average number of shares outstanding - Diluted	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

2

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Stockholders' (Deficit) Equity

For the three months ended September 30, 2021 and 2020

($000s)

(Unaudited)

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 2022	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at September 30, 2022	10,985,046	11	681	(716)

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 2021	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at September 30, 2021	10,985,046	11	681	(716)

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

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three month periods ended September 30, 2022 and 2021.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: November 14, 2020	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: November 14, 2020	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer