Form 10-Q
period 2022-12-31
ADMIRAL FINANCIAL CORP
filed 2023-02-13
CIK 828530

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Outstanding Shares at December 31, 2022: 10,987,000

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

1

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

($ Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Interest income	$0	$0	$0	$0
Other, net	0	0	0	0
Total income	0	0	0	0

Expenses:
Employee Compensation	0	0	0	0
Other	0	0	0	0
Total expenses	0	0	0	0

Loss from discontinued operation (note 2)	0	0	0	0
Net loss	$0	$0	$0	$0

Loss per share - basic	$0.00	$0.00	$0.00	$0.00
Loss per share - diluted	0.00	0.00	0.00	0.00
Dividend per share	$0	$0	$0	$0

Weighted average number of shares outstanding - basic	10,985,046	10,985,046	10,985,046	10,985,046
Weighted average number of shares outstanding - diluted	10,985,046	10,985,046	10,985,046	10,985,046

See accompanying notes to consolidated financial statements

2

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Stockholders' (Deficit) Equity

For the six months ended December 31, 2022 and 2021

($ Thousands)

(Unaudited)

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 2022	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at December 31, 2022	10,985,046	11	681	(716)

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 2021	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at December 31, 2021	10,985,046	11	681	(716)

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

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2022 and 2021.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 13, 2023	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 13, 2023	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer