Form 10-Q
period 2024-12-31
ADMIRAL FINANCIAL CORP
filed 2025-02-14
CIK 828530

UNITED STATES

securities and exchange commission

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

Outstanding Shares at December 31, 20243: 10,987,000

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

See accompanying notes to consolidated financial statements

2

ADMIRAL FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Stockholders' (Deficit) Equity

For the six months ended December 31, 2024 and 2023

($ Thousands)

(Unaudited)

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 2024	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at December 31, 2024	10,985,046	11	681	(716)

	Common Stock		Additional	Retained
	Issued and Outstanding		Paid-In	Earning
	Shares	Amount	Capital	Deficiency

Balance at June 30, 2023	10,985,046	$11	$681	$(716)

Net loss	—	—	—	0

Balance at December 31, 2023	10,985,046	11	681	(716)

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

Note 2.

Where applicable, the net assets of Admiral’s principal operating subsidiary, Haven Federal Savings and Loan Association ('Haven'), and net liabilities are presented in the balance sheets in the aggregate; and its loss is shown in the aggregate in the Statements of Operations for the three and six month periods ended December 31, 2024 and 2023.

5

ITEM 2	Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

General

ADMIRAL FINANCIAL CORP. ("ADMIRAL"), an inactive corporation. Management is currently seeking to recapitalize the Company in order to resume its prior activities with respect to the acquisition and investment in interest-earning assets and specialty real estate, as well as other new lines of business, as yet unidentified.

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

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 13, 2025	By: /s/Wm. Lee Popham
Wm. Lee Popham, President

ADMIRAL FINANCIAL CORP. (Registrant)

Date: February 13, 2025	By: /s/Wm. Lee Popham
Wm. Lee Popham, Principal Accounting Officer